Form 10QSB
period 1995-06-30
WICHITA RIVER OIL CORP/DE/
filed 1995-08-14
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                   June 30, 1995

                          Commission File Number: 1-10425

                           WICHITA RIVER OIL CORPORATION
                   (Name of Small Business Issuer in its Charter)

        Delaware				                            13-3544163
(State of Incorporation)		           (IRS Employer Identification Number)

                         3500 N. Causeway Blvd., Suite 410
                           Metairie, Louisiana            70002
                 (Address of Principle Executive Office) (Zip Code)

                                      (504)-831-0381
                    (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of The Exchange Act:

              Title of Each Class			Name of Exchange on which Registered
                 Common Stock $0.01 par value		American Stock Exchange

        Securities registered under Section 12(g) of The Exchange Act: None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days:   Yes  x   No .

            Check if Transitional Small Business Format:  Yes     No  x .

                            Applicable Only To Corporate Issuers
                State the number of shares outstanding of each of the issuer's classes of equity.

 As of August 11, 1995, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

               Wichita River Oil Corporation and Subsidiary
                   Condensed Consolidated Balance Sheets
                                Unaudited
                                         June 30,	     December 31,
                                           1995 	          1994
	Assets
  	Current Assets:
	  Cash and cash equivalents	            $39,000        $196,000
	  Accounts receivable	                  895,000         821,000
	     Total Current Assets	              934,000      	1,017,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)	         53,245,000	    52,597,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                 (28,006,000)  	(27,219,000)
  	Net Property and Equipment	         25,239,000	    25,378,000

	Other Assets:
  	Debt issuance costs,
   net of amortization	                   307,000	      368,000
  	Deferred income tax asset	             301,000          - -

	     Total Assets	                  $ 26,781,000	  $ 26,763,000

	Liabilities and Stockholders' Equity
   	Current Liabilities:
	     Accounts payable	              $1,148,000	    $   818,000
     	Undistributed production
        receipts                     	1,922,000	      1,570,000
     	Accrued liabilities	              741,000	        743,000
	     Accrued interest	                 184,000	        181,000
	     Current maturities of
      long-term debt	                 6,000,000	      2,000,000

       	Total Current Liabilities	    9,995,000	      5,312,000

	   Long-Term Debt	                  15,350,000	     19,350,000
	       Total Liabilities	           25,345,000	     24,662,000

	Stockholders' Equity:
	   Common stock, voting, $.Ol
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                      81,000	        81,000
	   Additional paid-in capital	      12,987,000	    12,987,000
   	Subscriptions receivable          	(319,000)     	(319,000)
   	Retained earnings (deficit)    	(11,313,000)  	(10,648,000)

	        Total Stockholders' Equity	  1,436,000	     2,101,000

         Total Liabilities and
         Stockholders' Equity      $ 26,781,000    $26,763,000

                                         2

              Wichita River Oil Corporation and Subsidiary
        Condensed Consolidated Statements of Stockholders' Equity
				                            Unaudited
                                Additional   Stock
	                               Paid-in	   Subscript.   Retained	  Stockholders'
                   Par Value    -Capital      Rec.   	  Earnings	    Equity
	Bal. Dec. 31, 1994	$81,000 	$ 12,987,000  $(319,000) $(10,648,000)  $2,101,000
	Net Loss              --	      --	            --        (665,000)    (665,000)
	Bal. June 30, 1995 $81,000 	$ 12,987,000 	$(319,000) $(11,313,000)	 $1,436,000

<F1>
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation and Subsidiary
                  Condensed Consolidated Statements of Operations
		                                     Unaudited
                                Six-Months  Period     Three-Months Period
	Periods Ended June 30,	          1995      1994	          1995  	   1994

	Revenues:
	  Oil and gas sales        $ 1,833,000 	$ 2,530,000	  $912,000 	$ 1,283,000
	Expenses:
	  Production expenses	         365,000 	    517,000	   181,000 	    278,000
  	General and administrative	  477,000   	1,010,000    256,000      350,000
	  Interest expense	          1,109,000     	836,000   	560,000 	    451,000
	  Depreciation, depletion
     and amortization	          848,000	     957,000	   406,000	     479,000

        	Total expenses	      2,799,000   	3,320,000 	1,403,000	   1,558,000
	Income (loss) before income
   taxes	                      (966,000)	   (790,000) 	(491,000)   	(275,000)
  	Income tax benefit	          301,000	     237,000   	140,000	      83,000
	Net Income (Loss)	           $(665,000)  	$(553,000)	$(351,000)	  $(192,000)

	Earnings (Loss) Per Share	     $(0.08)     	$(0.08)   	$(0.04)     	$(0.03)

 Weighted average number of
   shares outstanding          7,974,000   7,066,000   7,974,000    7,109,000

                                               3

                      Wichita River Oil Corporation and Subsidiary
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


	Six Months Ended June 30,                        1995	                1994
	Cash Flows from Operating Activities:
	  Net income (loss)                           	$(665,000)         	$(553,000)
	  Adjustment to reconcile net income (loss)
     to	net cash from operating activities:
   Depreciation, depletion and amortization      	848,000            	957,000
  	Deferred income tax benefit                  	(301,000)          	(237,000)

	    Operating Cash Flow (Loss)	                 (118,000)           	167,000

 	Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                           	(74,000)	           162,000
	   Increase (decrease) in accounts payable
	     and other liabilites                        	683,000 	          379,000

     Net cash provided by operating activities    $491,000	          $708,000

	Cash Flows from Investing Activities:
	  Capital expenditures	                         $(648,000)        $(571,000)

	    Net cash (used in) investing activities	    $(648,000)	       $(571,000)

	Cash Flows from Financing Activities:           $   - -           $   - -

 Cash and Cash Equivalents:
   At beginning of period	                        $196,000	         $322,000
	  Net increase (decrease) during period         	(157,000)         	137,000

     At end of period	                             $39,000	         $459,000

	Supplemental Cash Flow Information:
	  Cash paid during period for interest	         $1,099,000        	$778,000
  	Cash paid during period for income taxes      $   - -	           $   - -

<F2>
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation and Subsidiary
      Notes to Condensed Consolidated Financial Statements for June 30, 1995

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Wichita River Oil Corporation and its wholly owned subsidiary (collectively referred to as the "Company"). The Company's wholly owned subsidiary is Equitable Petroleum Corporation ("Equitable"). The Company is an oil and gas exploration, development and production company. As a result of a merger in 1991 and a sale in 1993, the composition of the Company's subsidiary group changed in 1993 and 1991. All material intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment: Property and equipment are stated at cost. The Company uses the "full cost" method of accounting for oil and gas properties. Accordingly, costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Under the full cost method, intangible drilling costs, dry hole costs, geologic costs and certain internal costs related to exploration and development efforts are included as part of oil and gas properties. Proceeds from the sale of oil and gas properties reduce property and equipment and no gains or losses are normally recognized under the full cost method. As the Company becomes aware of costs to be incurred for site restoration, dismantlement and/or abandonment, it records the liability. To date, no such liability has been recorded.

Depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method based on total proved oil and gas reserves. Depreciation of other fixed assets, primarily office equipment, is determined using the straight-line method over their estimated useful lives. Upon abandonment or disposal of depreciable assets, the cost and accumulated allowance for depreciation are eliminated from the accounts and any gain or loss is reflected in results of operations.

Income Taxes: Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to use an asset and liability approach to accounting for income taxes. Deferred tax assets or liabilities are measured by applying the provisions of enacted tax laws to differences between the tax bases of assets and liabilities and amounts reported on the Company's balance sheet. A valuation allowance must be established for any portion of a deferred income tax asset, if it is more likely than not that a tax benefit will not be realized.

                 Wichita River Oil Corporation and Subsidiary
       Notes of Condensed Consolidated Financial Statement for June 30, 1995

Income Taxes - continued

The Company recognized a non-cash cumulative effect of adopting the new standard, resulting in a charge to operations of $1.6 million primarily because SFAS 109 does not permit recognition of statutory depletion from future oil and gas revenues. The adoption of SFAS 109 was reflected as a cumulative effect of accounting change in the Company's 1993 consolidated statement of operations.

Reclassifications: Certain prior years' amounts have been reclassified to conform with the 1995 presentation.

Earnings (Loss) Per Share: The weighted average number of shares of common stock outstanding during the periods is used to compute earnings (loss) per share. Stock options and warrants are considered common stock equivalents to the extent they have a dilutive effect on earnings per share.

Long-Term Debt

On February 1, 1992, the Company entered into a long-term credit agreement ("1992 Credit Agreement") with a bank providing a borrowing capacity of $20,000,000, which was immediately drawn. The proceeds were used primarily to retire a $15,000,000 loan under an existing credit agreement and the remainder of a production payable incurred in the 1991 merger. In April of 1993, the 1992 Credit Agreement was amended and outstanding borrowings were increased to $22.5 million. Outstanding borrowings, which were reduced to $21,350,000 as of December 31, 1994, under the loan are secured by a first security interest in the oil and gas properties of the Company.

On December 31, 1993, the outstanding balance of the revolving credit facility converted to a term note. In August of 1995 the credit facility was amended to provide for the following principal reductions: $2.0 million payable October 1, 1995, $4.0 million payable April 1, 1996, $2.0 million payable semiannually commencing on July 1, 1996 and the balance on January 1, 1998. The credit facility accrues interest, which is payable monthly commencing October 1, 1995, at the lender's prime rate plus 1.5 percent (10.5% on June 30, 1995). Interest for the period June 1, 1995 through September 30, 1995 is payable October 1, 1995.

The 1992 Credit Agreement, as amended, requires that the Company maintain financial covenants related to tangible net worth, current ratio, coverage of fixed charges and capital expenditures and to fund extraordinary principal payments from any cash flows in excess of ordinary operating expenses and interest.

                  Wichita River Oil Corporation Subsidiary
     Notes to Condensed Consolidated Financial Statements for June 30, 1995

Common Stock

During 1994, the Company issued 1,258,000 shares of common stock and stockholders' equity was increased by $1,023,000. Included were 237,729 shares with a market value $259,000 for settlement of litigation, 250,000 shares to a consultant to the company for a subscription receivable of $190,000, and the balance of 770,000 shares for reducing the Company's current liabilities by $764,000. The Company had incurred the current liabilities primarily as a result of capital expenditures associated with production enhancement operations.

The following table identifies the changes during the past two years for the
Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of June 30, 1995.
			                           Number	       Price	      Number      	Price
				                        of Warrants	  Per Share	  of Options 	 Per Share
  Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	 $1.56 - 6.25
    Forfeited during 1994-net  (8,000)        - -          - -          - -
    Exercised during 1994	    (41,000)        1.25         - -          - -

  Outstanding Dec. 31, 1994:   518,500    0.01 - 1.25     40,000   1.56 - 6.25

    Forfeited during 1995-net    - -           - -         - -          - -
    Exercised during 1995        - -           - -         - -          - -

  Outstanding June 30, 1995:   518,500 	  $0.01 - 1.25    40,000   $1.56 - 6.25

     Consisting of:            350,000     $0.01          20,800         $1.56
                               168,500     $1.25          19,200         $6.25

As of June 30, 1995, a total of 566,500 shares of Company common stock were reserved for issuance (1) under stock option plans (40,000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by the Company's bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (168,500 shares). There were 8,000 unissued warrants under the 1991 Stock Warrant Plan as of June 30, 1995.

On April 4, 1995, WRO announced that the American Stock Exchange would conduct a review of the Company's continued listing eligibility. The Company does not meet fully all financial qualifications for continued listing of its common stock. A meeting is scheduled for mid-September of 1995 between the Company's management and the exchange's delisting staff to review the status of the listing. Following the scheduled meeting, the exchange may or may not permit the listing for the Company's common stock to continue.

                        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Liquidity and Capital Resources

On June 30, 1995, the Company had deficit working capital of $9.1 million, including $6.0 million of principal due its bank. Under the terms of the bank loan, the Company has utilized essentially all its capacity for secured debt. Based upon recent experience, management also believes the Company has also utilized essentially all its capacity for trade credit. The Company reduced its current liabilities by approximately $1.0 million by issuing approximately 1.0 million shares of common stock to various creditors during 1994.

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations once the Company's properties are fully developed. In an effort to obtain sufficient funds for significant additional development expenditures in the near future, the Company is pursuing various alternatives, including the possible issuance of additional equity securities and possible sale of property interests.

The Company's capital resources and access to additional capital are dependent on the current value, the prospective values, the current production and the current and prospective cash flows from production of the Company's oil and gas reserves. The Company's ability to continue the development of its properties during the near future is subject to market conditions and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable finanical obligations unless the Company is able to sell property interests in an amount sufficient to satisfy short-term obligations while continuing its pursuit of development funds.

Net cash provided by operating activities during the first six months of 1995 was $491,000, including an operating cash loss of $118,000. Comparable figures for 1994 were cash provided by operating activities of $708,000, including operating cash flow of $167,000. Net cash used in investing activities during the first six months of 1995 was $648,000 for capital expenditures compared to net cash used in investing activities in 1994 of $571,000 for capital expenditures. There were no financing activities during the first six months of either 1995 or 1994.

Wichita River Oil Corporation and the Company's subsidiary are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations and that such matters are not material for an investment decision regarding the Company's securities.

Results of Operations

First Quarter of 1995 Compared to First Quarter of 1994. When compared to a year earlier, oil and gas sales were 26% lower due primarily to a 16% decrease in daily production volumes (835 BOE v. 995) and a 12% decrease in average prices ($12.26 per BOE v. $13.93), primarily because natural gas prices during 1995 were lower ($1.61 per mcf compared to $2.54 during 1994). Production expenses, exclusive of production taxes, were 24% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.20 compared to $1.32 in 1994. Production taxes were 22% lower than in 1994, despite higher oil prices ($15.45 per barrel compared to $12.55 in 1994), due primarily to lower production volumes.

General and administrative expenses in 1995 were 66% lower when compared to 1994, due primarily to a $308,000 charge for settlement of litigation during 1994. Interest expense in 1995 was 43% higher due to higher interest rates of 10.3% in 1995 compared to 7.5% in 1994, which was partially offset by a reduced amount of interest-bearing debt outstanding.

Depreciation, depletion and amortization costs were 7% lower in 1995 despite 16% lower production volumes. The average depletion rate in 1995 was $5.55 per BOE v. $5.00 in 1994.

Second Quarter of 1995 Compared to Second Quarter of 1994. When compared to a year earlier, oil and gas sales were 29% lower due to a 26% decrease in daily production volumes (733 BOE v. 996) and a 3% decrease in average prices ($13.68 per BOE v. $14.16). Production expenses, exclusive of taxes, were 48% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.16 compared to $1.66 in 1994. Production taxes were 19% lower than in 1994 despite higher oil prices ($16.30 per barrel compared to $15.89 in 1994).

General and administrative expenses in 1995 were 27% lower when compared to 1994 due to austerity measures. Interest expense in 1995 was 24% higher due to higher interest rates. Depreciation, depletion and amortization costs were 15% lower in 1995 despite 26% lower production volumes. The average depletion rate in 1995 was $5.55 per BOE v. $5.00 in 1994.

First Half of 1995 Compared to First Half of 1994. When compared to a year earlier, oil and gas sales were 28% lower due to 21 % lower daily production volumes (783 BOE v. 995) and 8% lower prices ($12.93 per BOE v. $14.05). Production expenses, exclusive of taxes, were 38% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.18 compared to $1.49 in 1994. Production taxes in 1995 were 21 % lower than in 1994 despite higher oil prices ($15.85 per barrel compared to $14.23 in 1994).

General and administrative expenses in 1995 were 53% lower when compared to 1994 and 32% lower excluding a $308,000 charge for settlement of litigation during the first quarter of 1994. Interest expense in 1995 was 33% higher due to higher interest rates. Depreciation, depletion and amortization costs were 11% lower in 1995 despite 21% lower production volumes. The average depletion rate in 1995 was $5.55 per BOE v. $5.00 in 1994.

Inflation has not had a material impact during the periods described above and is not expected to have any material impact in the near future. The prices received by the Company for oil and gas and the costs incurred by the Company for operations in the recent past and for the foreseeable future have been affected more by supply and demand factors and other general conditions than by inflation.

Legal Proceedings
Wichita River Oil Corporation and the Company's subsidiary are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations and that such matters are not material for an investment decision regarding the Company's securities.

Submission of Matters to a Vote of Security Holders
None.

Exhibits and Reports on Form 8-K
None.

                                     Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on August 11, 1995.

	Wichita River Oil Corporation

	By:                                     By:
	    Michael L. McDonald	                     James P. McGinnis
     (Signature)                              (Signature)
	    Chairman and President	                  Controller

	August 11, 1995