Form 10QSB/A
period 1995-06-30
WICHITA RIVER OIL CORP/DE/
filed 1995-09-25
CIK 857566

[ARTICLE] 5
[TYPE]    EX-27
[DESCRIPTION]    ART. 5 FDS FOR 2ND QUARTER 10QBS

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                          39,000
[SECURITIES]                                         0
[RECEIVABLES]                                  895,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               934,000
[PP&E]                                      53,245,000
[DEPRECIATION]                              28,006,000
[TOTAL-ASSETS]                              26,781,000
[CURRENT-LIABILITIES]                        9,995,000
[BONDS]                                              0
[COMMON]                                     1,436,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                11,431,000
[SALES]                                              0
[TOTAL-REVENUES]                             1,833,000
[CGS]                                          365,000
[TOTAL-COSTS]                                  365,000
[OTHER-EXPENSES]                             1,325,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           1,109,000
[INCOME-PRETAX]                               (966,000)
[INCOME-TAX]                                   301,000
[INCOME-CONTINUING]                           (665,000)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (665,000)
[EPS-PRIMARY]                                     (.08)
[EPS-DILUTED]                                        0