Form 10QSB
period 1995-09-30
WICHITA RIVER OIL CORP/DE/
filed 1995-11-13
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                   September 30, 1995

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

 As of November 8, 1995, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

               Wichita River Oil Corporation and Subsidiary
                   Condensed Consolidated Balance Sheets
                                Unaudited
		                                           September 30, 	  December 31,
                           			                   1995 	          1994
	Assets
  	Current Assets:
	  Cash and cash equivalents	                  $50,000   	     $196,000
	  Accounts receivable	                        925,000  	       821,000
	     Total Current Assets	                    975,000        1,017,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               53,468,000  	    52,597,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (28,423,000)     (27,219,000)
  	Net Property and Equipment	              25,045,000       25,378,000

	Other Assets:
  	Debt issuance costs,
   net of amortization	                        276,000   	      368,000
  	Deferred income tax asset	                  520,000            - -

	     Total Assets	                       $ 26,861,000	     $ 26,763,000

	Liabilities and Stockholders' Equity
   	Current Liabilities:
	     Accounts payable	                    $1,060,000	       $   818,000
     	Undistributed production
        receipts                            1,871,000          1,570,000
     	Accrued liabilities	                    915,000   	        743,000
	     Accrued interest	                       733,000	           181,000
	     Current maturities of
      long-term debt	                       6,000,000	          2,000,000

       	Total Current Liabilities          10,579,000	          5,312,000

	   Long-Term Debt	                        15,350,000	         19,350,000
	       Total Liabilities	                 25,929,000    	     24,662,000

	Stockholders' Equity:
	   Common stock, voting, $.Ol
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(319,000)        	(319,000)
   	Retained earnings (deficit)    	      (11,862,000)     	(10,648,000)

	        Total Stockholders' Equity	          887,000	        2,101,000

         Total Liabilities and
         Stockholders' Equity            $ 26,816,000       $26,763,000

                                         2

		              Wichita River Oil Corporation and Subsidiary
		        Condensed Consolidated Statements of Stockholders' Equity
				                    Unaudited
                            			Additional  Stock
                        	     	Paid-in	    Subscript.  Retained  Stockholders'
            		      Par Value  Capital     Rec.        Earnings	     Equity
Bal. Dec. 31, 1994	 $81,000  $12,987,000  $(319,000) $(10,648,000) $2,101,000
  Net Loss              --	      --	          --       (1,214,000) (1,214,000)
Bal. Sept. 30, 1995 $81,000  $12,987,000  $(319,000) $(11,862,000)   $887,000

<F1>
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation and Subsidiary
                  Condensed Consolidated Statements of Operations
		                                     Unaudited
                       	      Nine-Months Period     Three-Months Period
	Periods Ended Sept. 30,	       1995      1994          1995  	   1994

	Revenues:
	  Oil and gas sales        $ 2,568,000 	$ 3,728,000	  $735,000 	$ 1,198,000
	Expenses:
	  Production expenses	         550,000 	    822,000	   185,000 	    305,000
  	General and administrative	  797,000   	1,295,000    320,000      285,000
	  Interest expense	          1,659,000    1,390,000   	550,000 	    554,000
	  Depreciation, depletion
     and amortization	        1,296,000	   1,406,000    448,000 	    449,000

        	Total expenses	      4,302,000   	4,913,000 	1,503,000    1,593,000
	Income (loss) before income
   taxes	                    (1,734,000   (1,185,000) 	(768,000)   	(395,000)
  	Income tax benefit	          520,000	     356,000   	219,000	     119,000
	Net Income (Loss)	         $(1,214,000) 	 $(829,000)	$(549,000)	  $(276,000)

	Earnings (Loss) Per Share	     $(0.15)     	$(0.12)   	$(0.07)     	$(0.04)

 Weighted average number of
   shares outstanding          7,974,000   7,023,000   7,974,000    7,026,000

                                               3

                      Wichita River Oil Corporation and Subsidiary
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


	Nine Months Ended Sept. 30,                      1995                 1994
	Cash Flows from Operating Activities:
	  Net income (loss)                         	$(1,214,000)         	$(829,000)
	  Adjustment to reconcile net income (loss)
     to	net cash from operating activities:
   Depreciation, depletion and amortization     1,296,000            1,406,000
  	Deferred income tax benefit                  	(520,000)          	(356,000)

	    Operating Cash Flow (Loss)	                 (438,000)            	221,000

 	Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                           	(104,000)	           (83,000)
	   Increase (decrease) in accounts payable
	     and other liabilites                       1,267,000 	           134,000

     Net cash provided by operating activities    $725,000	            $272,000

	Cash Flows from Investing Activities:
	  Capital expenditures	                         $(871,000)           $(731,000)

	    Net cash (used in) investing activities	    $(871,000)	          $(731,000)

	Cash Flows from Financing Activities:
     Retirement of Debt                          $   - -              $ (50,000)
     Issuance of common stock                        - -                262,000

     At end of period                            $   - -                212,000

 Cash and Cash Equivalents:
   At beginning of period	                       $ 196,000    	         $322,000
	  Net increase (decrease) during period         	(146,000)             	247,000

     At end of period	                             $50,000	             $75,000

	Supplemental Cash Flow Information:
	  Cash paid during period for interest	         $1,099,000        	$1,356,000
  	Cash paid during period for income taxes      $   - -	           $   - -

<F2>
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       Wichita River Oil Corporation and Subsidiary
  Notes to Condensed Consolidated Financial Statements for Septembere 30, 1995

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

                     Wichita River Oil Corporation and Subsidiary
  Notes of Condensed Consolidated Financial Statement for September 30, 1995

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

On December 31, 1993, the outstanding balance of the revolving credit facility converted to a term note. In August of 1995 the credit facility was amended to provide for the following principal reductions: $2.0 million payable October 1, 1995, $4.0 million payable April 1, 1996, $2.0 million payable semiannually commencing on July 1, 1996 and the balance on January 1, 1998. The credit facility accrues interest, which is payable monthly commencing October 1, 1995, at the lender's prime rate plus 1.5 percent (10.25% on September 30, 1995). Interest for the period June 1, 1995 through September 30, 1995 was payable October 1, 1995.

The 1992 Credit Agreement, as amended, requires that the Company maintain financial covenants related to tangible net worth, current ratio, coverage of fixed charges and capital expenditures and to fund extraordinary principal payments from any cash flows in excess of ordinary operating expenses and interest.

                  Wichita River Oil Corporation Subsidiary
   Notes to Condensed Consolidated Financial Statements for September 30, 1995

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

The following table identifies the changes during the past two years for the
Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of September 30, 1995.
			                           Number	       Price	      Number      	Price
				                        of Warrants	  Per Share	  of Options 	 Per Share
  Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	 $1.56 - 6.25
    Forfeited during 1994-net  (8,000)        - -          - -          - -
    Exercised during 1994	    (41,000)        1.25         - -          - -

  Outstanding Dec. 31, 1994:   518,500    0.01 - 1.25     40,000   1.56 - 6.25

    Forfeited during 1995-net  (12,000)        - -       (16,000)       6.25
    Exercised during 1995        - -           - -         - -          - -

  Outstanding Sept. 30, 1995:   506,500 	  $0.01 - 1.25    24,000   $1.56 - 6.25

     Consisting of:            350,000     $0.01          20,800         $1.56
                               156,500     $1.25           3,200         $6.25

As of September 30, 1995, a total of 550,500 shares of Company common stock were reserved for issuance (1) under stock option plans (24,000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by the Company's bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (156,500 shares). There were 20,000 unissued warrants under the 1991 Stock Warrant Plan as of September 30, 1995.

On April 4, 1995, WRO announced that the American Stock Exchange would conduct a review of the Company's continued listing eligibility. The Company does not meet fully all financial qualifications for continued listing of its common stock. Discussions between the Company's management and the exchange's delisting staff have resulted in the exchange continuing to monitor the Company's recapitalization and/or refinancing efforts for the time being.

On October 2, 1995, trading in the Company's common stock was halted until a public announcement regarding the recapitalization efforts could be made. As the Company's efforts continue to be monitored, the exchange may or may not permit the listing for the Company's common stock to continue.

                        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 30, 1995, the Company had deficit working capital of $9.6 million, including $6.0 million of principal due its bank. Under the terms of the bank loan, the Company has utilized essentially all its capacity for secured debt. Based upon recent experience, management also believes the Company has also utilized essentially all its capacity for trade credit. On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accured interest) was due under the Company's $21.3 million senior-secured bank loan agreement. The Company was unable to pay the $2.7 million, and the lender's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the original lender transferred the Company's loan to a new lender. Subsequently, the new lender and the Company have discussed various loan amendment ideas as well as various recapitalization and/or refinancing alternatives. The discussions and negotiations that have occurred to date have not resulted in formalized conclusions. The discussions and negotiations are continuing.

A failure to bring these negotiations between the Company and the new lender to a successful conclusion may result in foreclosure proceeding by the new lender. Substantially all of the the Company's oil and gas properties are pledged as security for the bank loan. In the event that foreclosure proceedings are initiated by the new lender, such proceedings may jeopardize the Company's ability to continue operations without availing itself the protection afforded by federal bankruptcy laws.

Management believes that anticipated cash flows from operations will be aequate to meet the Company's foreseeable financial obligations once the Company's properties are fully developed. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

Net cash provided by operating activities during the first nine months of 1995 was $725,000, including an operating cash loss of $438,000. Comparable figures for 1994 were cash provided by operating activities of $272,000, including operating cash flow of $221,000. Net cash used in investing activities during the first nine months of 1995 was $871,000 for capital expenditures compared to net cash used in investing activities in 1994 of $731,000 for capital expenditures. There were no financing activities during the first nine months of 1995 compared to net cash provided by financing activities of $212,000 during 1994.

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

First Half of 1995 Compared to First Half of 1994. When compared to a year earlier, oil and gas sales were 28% lower due to 21 % lower daily production volumes (783 BOE v. 995) and 8% lower prices ($12.93 per BOE v. $14.05). Production expenses, exclusive of taxes, were 38% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.18 compared to $1.49 in 1994. Production taxes in 1995 were 21% lower than in 1994 despite higher oil prices ($15.85 per barrel compared to $14.23 in 1994).

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

Third Quarter of 1995 Compared to Third Quarter 1994. When compared to a year earlier, oil and gas sales were 39% lower due to a 27% decrease in daily production volumes (698 BOE v. 961) and a 15% decrease in average prices
($11.45 per BOE v. $13.54). Production expenses, exclusive of taxes were 51% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.29 compared to $1.91 in 1994. Production taxes were 23% lower than in 1994, reflecting lower oil prices ($15.17 per barrel compared to $15.78 in 1994).

General and administrative expenses in 1995 were 12% higher when compared to 1994 due to costs associated with refinancing efforts. Interest expense in 1995 was unchanged from 1994 levels. Depreciation, depletion and amortization costs were unchanged in 1995 despite 27% lower production volumes. The average depletion rate in 1995 was $6.50 per BOE v. $5.00 in 1994.

First Nine Months of 1995 Compared to First Nine Months of 1994. When compared to a year earlier, oil and gas sales wer 31% lower due to 23% daily production volumes (754 BOE v. 984) and 10% lower prices ($12.47 per BOE v. $13.88). Production expenses, exclusive of taxes, were 43% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.21 compared to $1.63 in 1994. Production taxes in 1995 were 22% lower than in 1994, reflecting lower volumes despite higher oil prices ($15.63 per barrel compared to $15.27 in 1994).

General and administrative expenses in 1995 were 38% lower when compared to 1994 and 19% lower excluding a $308,000 charge for settlement of litigation during the first quarter of 1994. Interest expense in 1995 was 19% higher due to higher interest rates. Depreciation, depletion and amortization costs were 8% lower in 1995 despite 23% lower production volumes. The average depletion rate in 1995 was $5.84 per BOE v. $5.00 in 1994.

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

Submission of Matters to a Vote of Security Holders
None.

Exhibits and Reports on Form 8-K
None.

                                     Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on November 8, 1995.

	Wichita River Oil Corporation

	By:                                     By:
	    Michael L. McDonald	                     James P. McGinnis
     (Signature)                              (Signature)
	    Chairman and President	                  Controller

	November 8, 1995