Form 10QSB/A
period 1995-06-30
WICHITA RIVER OIL CORP/DE/
filed 1996-01-22
CIK 857566

[SUBMISSION-CONTACT]
[NAME]     JAMES P. MCGINNIS
[PHONE]     (713) 364-0147
[PERIOD]     06/30/95
[TEXT]
                      U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB-A
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

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