Form 10KSB
period 1995-12-31
WICHITA RIVER OIL CORP/DE/
filed 1996-04-16
CIK 857566

U.S. Securities and Exchange Commission
                          Washington.  D. C. 20549

                                Form 10-KSB

                    Annual Report Under Section 13 or 15(d)
                                   of the
                      Securities Exchange Act of 1934
                        for the fiscal year ended

                              December 31, 1995

                       Commission File Number: 1-10425

                        Wichita River Oil Corporation

                  (Name of Small Business Issuer in its Charter)

      Delaware                                          13-3544163
(State of Incorporation)                 (IRS Employer Identification Number)

          3500 N. Causeway Blvd.. Suite 410,    Metairie,  Louisiana 70002
             (Address of Principal Executive Office)              (Zip Code)

                                 (504) 831-0381
                   (Issuer's Telephone Number, including Area Code)

        Securities registered under Section 12(b) of The Exchange Act:

Title of Each Class                    Name of Exchange on which Registered
Common Stock, $0.01 par value                                    None

        Securities registered under Section 12(g) of The Exchange Act: None

Check Whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No  __

Check X if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference either in Part
III or in any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year were approximately
$3,200,000.

The aggregate market value of the voting stock held by non-affiliates as of April 12, 1996, was $350,000. For purposes of the preceding sentence, all directors and executive officers of the registrant are presumed to be affiliates.

As of April 12, 1996, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Documents Incorporated By Reference: Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the registrant's fiscal year on December 31, 1995 are incorporated by reference is not Part III hereof.

                                   PART I

ITEM 1. BUSINESS

GENERAL

Wichita River Oil Corporation (a Delaware corporation and its subsidiaries - the "Company") owns and operates oil and gas properties in Louisiana. The Company was formed in Wichita Falls, Texas in 1917. During the past five years, the Company's property development has consisted primarily of repairing and recompleting existing wells in two fields in Louisiana.

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accrued interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the lender's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the original lender transferred the debt to a new note holder. Subsequently, the new note holder and the Company have discussed various debt amendment ideas as well as various recapitalization and/or refinancing alternatives. The discussions and negotiations that have occurred to date have not resulted in formalized conclusions. On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable.

A failure to bring these negotiations between the Company and the new note holder to a successful conclusion may result in foreclosure efforts by the new note holder. Substantially, all of the Company's oil and gas properties are pledged as security for the debt. In the event that foreclosure efforts are initiated by the new note holder, such efforts may jeopardize the Company's ability to continue operations without availing itself the protection afforded by federal bankruptcy laws.

Under the present circumstances, the Company's balance sheet as of December 31, 1995, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $25.7 million, including $21.3 million of principal and an additional $1.3 million of accrued interest. On October 2, 1995, the new note holder verbally notified the Company that the note had been transferred. The new note holder verbally agreed to forgive $732,625 of interest accrued under the loan through September 30, 1995, and to reschedule the $2.0 million principal payment due on October 1, 1995.

A written document to forgive the interest and to reschedule the principal payment was prepared by the Company and delivered to the new note holder but was not executed by the new note holder. Due to the lack of any executed agreement between the Company and the new note holder, the $732,625 of forgiven interest has been included in the $1.3 million of accrued interest described above.

The Company's independent auditors, Arthur Andersen LLP, do not express an opinion on the Company's financial statements as of December 31, 1995. The auditors requested the note holder to return an ordinary audit debt confirmation. The note holder refused to confirm the debt terms and maturities. The auditors further stated that there is "substantial doubt that the Company's ability to continue as a going concern". Consequently, the auditors stated "we do not express an opinion on the financial statements...".

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to market conditions for and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

As of December 31, 1995, the capitalized cost of the Company's oil and gas properties was less than the cost ceiling established by the Company's proved reserves. However, uncertainty regarding the Company's ability to fund development of its proved undeveloped reserves in the near future may limit the cost ceiling to the value of the Company's proved developed reserves. By limiting its property value to the cost ceiling established by proved developed reserves, a writedown of $9.2 million for impairment of the Company's stated property value was recorded during the fourth quarter of 1995.

The Company's executive office is located at 3500 North Causeway Boulevard, Suite 410, Metairie, Louisiana, 70002, The Company's telephone number is
(504) 831-0381 and fax number is (504) 837-9426. The Company's common stock is traded on the bulletin board under the symbol "WROC". Prior to October 2, 1995, the Company's stock was traded on the American Stock Exchange under the symbol "WRO". Trading on the AMEX was halted on October 2, 1995 and did not resume prior to the stock being delisted on March 8, 1996.

OBJECTIVE AND STRATEGY

Subject to resolving its debt problems (described on the previous page and in Part II, Item 6, the Company's operating objectives are to increase its developed oil and gas reserves and its current production of oil and gas. Further development of the Company's properties involves additional production enhancement activities and requires that new wells be drilled. Consequently, the Company must find external sources of capital due to the increased risks associated with development drilling. The Company's strategy is to find alternative sources of capital and to pursue development drilling opportunities within the Company's existing property base.

The Company's objectives and strategy are subject to modification and possible significant change based on general changes in conditions within the oil industry, and within the general economy. The Company's objectives and strategy are in competition with a number of other independent oil companies. Accordingly. there can be neither assurances that the Company will be capable of achieving its objectives nor assurances that the Company's strategy will be successful.

OIL AND GAS PRODUCTION OPERATIONS

The Company's oil and gas properties are located in two fields in Louisiana.
The Little Lake Field is in Jefferson Parish approximately fifteen miles south of New Orleans. and the Saint Gabriel Field is in Iberville Parish approximately forty miles northwest of New Orleans. The Company, owns essentially all the working interest in and is operator for all its properties. The following table provides information regarding the Company's oil and gas wells and production and reserves as of year-end l995. The Company is not required to provide it's oil and gas reserve information to any other government agency or authority. The Company's oil and gas reserves as of December 31, 1995 were determined by an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc.

		 		                                                       Proved Net Reserves
		    		           Daily Net Production Rates                        In Thousands
                 No.      Oil      Gas     BOE 	       Oil       Gas      BOE     Pretax
Field            Wells    Barrels  MCF    Barrels      Barrels   MCF    Barrels    PV10
Little Lake       17      276     1,479     522          1,138     6,708   2,256   13,178
Saint Gabriel      3       44       804     178            565    13,820   2,868   17,090

         Totals   20       320    2,283     700           1,703   20,528   5,124    30,268

The Pretax PVIO indicated in the previous table is calculated before income taxes because the Company cannot allocate corporate income taxes by field.
Note 9 for the financial statements provides the after-tax PV10 calculation, which totals $28.4 million and consists of the future net revenue from proved reserves, discounted at 10% per annum.

Oil and gas production for each of the last three years is depicted in the following table, which also includes the average prices received for oil and gas sold during each year. During the past three years, the Company has acquired and sold various property interests. Accordingly, the following tables depicting results for producing operations include results from properties that the Company no longer owns and does not include results for property interests that the Company presently owns.

    	Years ended December 31, 		1995	               1994		            1993
      Production
        Oil - barrels		      		117.0                172.1             231.3
        Gas- mcf                883                 1,058             1,160
        BOE - barrels			       255.8                348.4             424.6
        BOE/Day                 700                  955              1,163

      Prices
       Oil (per barrel)       $ 15.40             $ 15.23            $ 17.44
       Gas (per mcf)          $  1.68             $  2.06            $  2.36
       BOE (per barrel)       $ 12.52             $ 13.59            $ 15.94

<F1>
All data is in thousands except for BOE/Day and Prices. BOE is barrels of oil and equivalent natural gas utilizing a 6,000:1 conversion ratio for natural gas to oil.

The following table depicts selected operating and financial information for each of the three years ended December 31, 1995.

	           Years ended December 31, 		1995		1994		1993
		Revenues
		  Oil sales                 $ 1,796           $ 2,551            $ 4,036
		  Gas sales                   1,403             2,196              2,731

      Revenues                  3,199             4,747              6,767

 	Operating & Admin. Expenses:
		  Production taxes              370               501                697
	  	Operating costs               362               527                542
		Administration costs          1,106             1,565              1,339

      Operating & Admin. Exp.   1,838             2,593              2,578

 	Operating Cash Flow         $ 1,361             2,154              4,189

	 Operating Cost per BOE    	  $ 1.41            $ 1.51              $ 1.28
		Operating Cash Flow per BOE  $ 5.32            $ 6.18              $ 9.86

<F2>
All data is in thousands except for BOE/Day and Prices. BOE is barrels of oil and equivalent natural gas utilizing a 6,000:1 conversion ratio for natural gas to oil.

OIL AND GAS LEASES AND ACREAGE

All of the Company's oil and gas producing operations are located on leases held by the Company for as long as production is maintained on each lease.
The Company's Little Lake Field consists of 2,277 acres (gross and net to the Company's interest.) on leases from the State of Louisiana. The Company's Saint Gabriel Field consists of 831.8 gross acres and 777.8 acres that are net to the Company's ownership interest on leases from a number of private land owners. The Company believes that title to its property is good and in accordance with standard generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of counsel in Louisiana, are not so material as to detract from the property. The oil and gas properties are subject to royalty, and other interests customary in the industry, including liens incident to operating agreements current taxes, development obligations and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of the property.

OPERATING CONDITIONS

The Company operates all its properties and supervises the activities of various oil field service companies as those companies provide services and equipment for the Company. The Company adheres to stringent environmental and personal safety policies and sound operating procedures. The Company maintains insurance customary in the industry.

Oil and gas exploration and production is hazardous by its nature and may result in unavoidable personal injury and property damage and environmental impairment. Such hazards may result in an unforeseeable event which could have a material adverse effect on the Company's financial position or results from operations.

MARKET CONDITIONS

Revenues generated from oil and gas operations of the Company will be highly dependent on future prices for oil and gas. Various factors beyond the control of the Company affect such prices, including worldwide and domestic supplies relative to demand. Supplies are significantly affected by positions adopted by the Organization of Petroleum Exporting Countries and changes in the political stability for certain petroleum exporting countries. Any significant decline in prices for oil and gas would adversely affect the Company's revenues and other financial results and financial position.

The Company does not currently employ hedging or any similar strategies in an attempt to mitigate the effects of price fluctuations for oil and gas. Significantly lower prices would result in a writedown for the carrying value of the Company's oil and gas properties, may reduce the fair market value for the Company's oil and gas reserves and may result in a default under the Company's bank credit agreement, jeopardizing the Company's ability to continue operations without availing itself the protection afforded by federal bankruptcy laws. (See page 1 and Part II, Item 6 for discussion of the Company's debt status).

OIL AND GAS DELIVERY COMMITMENTS

The Company sells all its oil and gas production under evergreen monthly sales agreements at prices that are adjusted periodically based on spot prices less gathering, transportation, marketing and production quality adjustments. The principal markets for the Company's production are customers with pipeline or other transportation facilities near the Company's operations. While the transportation infrastructure is extensive in the Company's areas of operation in South Louisiana, there can be no assurance as to the continuance of current markets for the Company's oil and gas production (See Note 8 to the financial statements for information regarding purchases of more than 10% of the Company's production.)

COMPETITION

The oil and gas industry is intensely competitive in the sector in which the Company operates. The Company considers itself to be a minor competitive factor in its sector of the industry and encounters strong competition from other companies, many of which have greater resources than the Company.
The oil and gas industry also competes with other industries in supplying the energy requirements of industrial, commercial and individual consumers.

SEASONALITY

The Company has been able to market all its production regardless of season.

EMPLOYEES

As of April 12, 1996, the Company had twelve employees. The Company's relations with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

GOVERNMENTAL REGULATION

The Company is required to comply with federal and state laws and regulations relating to environmental matters and personal safety. The Company has expended managerial and financial resources and technology to comply with these laws and regulations and anticipates continuing to do so in the future. Such laws and regulations may substantially increase the cost of operations and may prevent or delay the commencement or continuance of a future operation. Although the Company believes that it is in compliance with such laws, there can be no assurance that present and future regulation of the oil and gas industry will not adversely affect the operations of the Company. The Company is not required to provide oil and gas reserve information to any other government agency or authority.

ITEM 2. PROPERTIES
Information as to properties of the Company is set forth above in "Item 1. Business".

ITEM 3. LEGAL PROCEEDINGS

Wichita River Oil Corporation and the Company's subsidiary, Equitable Petroleum Corp., are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations and that such matters are not material for an investment decision regarding the Company's securities.

The Company is involved currently in an action styled John H. Hauberg, et al v. Wichita River Oil Corporation, et al, No. 54,837, 23rd JDC, Ascension Parish, La. in which the royalty owners of a lease that is operated by the Company are seeking approximately $300,000 in unpaid royalties plus penalties and interest and attorney's fees. The Company has acknowledged the $300,000 liability for unpaid royalties but has denied the claim for penalties, which exceeds $600,000. The Company believes it has meritorious defenses against the claim for penalties, including the failure of certain royalty owners to prove their royalty ownership interest.

The Company owns approximately 75% working interest in the lease in question. Other working interest owners and royalty owners who had been involved directly in the case mentioned above have filed recently claims and cross-claims and counterclaims both with and against the Company for reimbursement for any penalties which may result from this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock was listed on the American Stock Exchange ("AMEX") under the symbol "WRO" until March 8, 1996. Trading in the Company's stock on the AMEX was suspended from October 2, 1995 until the stock was delisted. Presently, the stock is traded on the bulletin board under the symbol "WROC" at approximately $0.03 bid and $0.10 per share.

The following table sets forth for the periods indicated the high and low sales prices of the Common Stock and the volume of WRO shares traded as reported on the AMEX Composite Tape.

			                      1995                           1994                        1993
                High     Low     Vol.          High     Low      Vol.      High     Low    Vol.
First Quarter   $1.125   $0.750   696,400     $1.875    $1.062   796,700  $2.000   $1.500  273,000

Second Quarter  $0.500   $0.250   746,400     $1.938    $1.000   493,500  $1.750   $1.062  198,300

Third Quarter   $0.375   $0.250   687,700     $1.375    $0.875   314,600  $1.375   $0.938  261,100

Fourth Quarter  $  - -   $  - -     - -      $1.375    $0.813   481,600   $2.125   $1.000   786,900
                ______   ______  _________   ______    ______  _________  ______  ______  _________
  Year to Date  $1.125   $0.250  2,130,500   $1.938    $0.813  2,086,400  $2.125  $0.938  1,519,300

(b) Holders. The number of record holders of Common Stock of the Company on April 12, 1996 was approximately 800.

(c) Dividends. No dividends have been paid by the Company. The Company intends to continue following a policy of reinvesting its cash flow to increase its oil and gas reserves and production. Any payments of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. Prior to paying any dividends on its Common Stock, the Company would be required to seek a waiver of a dividend covenant in its senior-secured debt agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accrued interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new note holder. Subsequently the new note holder and the Company have discussed various debt amendment ideas as well as various recapitalization and/or refinancing alternatives. The discussions and negotiations that have occurred to date have not resulted in formalized conclusions. On April 11, 1996 the note holder delivered to the Company a notice of default and declared the debt due and payable.

A failure to bring negotiations between the Company and the new note holder to a successful conclusion may result in foreclosure efforts by the new note holder. Substantially all of the Company's oil and gas properties are pledged as security for the bank loan. In the event that foreclosure efforts are initiated by the new note holder such efforts may jeopardize the Company's ability to continue operations without availing itself the protection afforded by federal bankruptcy laws.

Under the present circumstances, the, Company's balance sheet as of December 31, 1995, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $25.7 million, including $21.3 million of principal and an additional $1.3 million of accrued interest. On October 2, 1995, the new note holder verbally notified the Company that the note had been transferred. The new note holder verbally agreed to forgive $732,625 of interest accrued under the note through September 30, 1995, and to reschedule the $2.0 million principal payment due on October 1, 1995.

A written document to forgive the interest and to reschedule the principal payment was prepared by the Company and delivered to the new note holder but was not executed by the new note holder. Due to the lack of any executed agreement between the Company and the new lender, the $732,625 of forgiven interest has been included in the 1.3 million of accrued interest described above.

The Company's independent auditors, Arthur Andersen LLP, do not express an opinion on the Company's financial statements as of December 31, 1995. The auditors requested the note holder to return an ordinary audit debt confirmation. The note holder refused to confirm the debt terms and maturities. The auditors further stated that there is "substantial doubt about the Company's ability to continue as a going concern". Consequently, the auditors stated "we do not express an opinion on the financial statements...".

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to market conditions for and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

As of December 31, 1995, the capitalized cost of the Company's oil and gas properties was less than the cost ceiling established by the Company's proved reserves. However, uncertainty regarding the Company's ability to fund development of its proved undeveloped reserves in the near future may limit the cost ceiling to the value of the Company's proved developed reserves. By limiting its property value to the cost ceiling established by proved developed reserves, a writedown of $9.2 million for impairment of the Company's stated property value was recorded during the fourth quarter of 1995.

Net cash provided by operating activities during 1995 was $1,050,000, including an operating loss of $855,000. Comparable figures for l994 were cash provided by operating activities of $1,135,000, including operating cash flow of $241,000. Net cash used in investing activities during 1995 was $1,218,000 for capital expenditures compared to net cash used in investing activities in 1994 of $l,111,000 for capital expenditures. There were no financing activities during 1995 compared to net cash used in financing activities of $150,000 during 1994.

Wichita River Oil Corporation and the Company's subsidiary, Equitable Petroleum Corp., are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations and that such matters are not material for an investment decision regarding the Company's securities.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994. When compared to a year earlier, oil and gas sales were 33% lower due primarily to a 27% decrease in daily production volumes (700 BOE v. 955) and an 8% decrease in average prices ($12.52 per BOE v. $13.59). Production expenses were 29% lower in 1995 than in 1994 due primarily to the 27% decrease in production volumes and to reduced average operating expenses. Operating expenses, exclusive of production taxes, averaged $1.42 per BOE in 1995 compared to $1.51 in 1994.

General and administrative expenses for 1995 were 29% lower than in 1994, due primarily to a $308,000 charge for settlement of litigation during 1994. Interest expense in 1995 was 16% higher due to a higher amount of interest-bearing debt outstanding, which was partially offset by lower interest rates. Depreciation, depletion and amortization costs were 8% lower in 1995 due primarily to lower production volumes. The average depletion rate in 1995 was $6.20 per BOE v. $5.75 in 1994.

FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994. When compared to a year earlier, oil and gas sales were 26% lower due primarily to a 16% decrease in daily production volumes (835 BOE v. 995) and a 12% decrease in average prices ($12.26 per BOE v. $13.93), primarily because natural gas prices during 1995 were lower ($1.61 per mcf compared to $2.54 during 1994). Production expenses, exclusive of production taxes, were 24% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.20 compared to $1.32 in 1994. Production taxes were 23% lower than in 1994, despite higher oil prices ($15.45 per barrel compared to $12.55 in 1994), due primarily to lower production volumes.

General and administrative expenses in 1995 were 66% lower when compared to 1994, due primarily to $308,000 charge for settlement of litigation during 1994. Interest expense in 1995 was 43% higher due to higher interest rates of 10.3% in 1995 compared to 7.5% in 1994, which was partially offset by a reduced amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 10% lower in 1995 despite 16% lower production volumes. The average depletion rate in 1995 was $5.54 per BOE v. $5.17 in 1994.

SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994. When compared to a year earlier, oil and gas sales were 29% lower due to a 26% decrease in daily production volumes (733 BOE v. 996). Prices were 3% lower ($13.68 per BOE v. $14.16). Production expenses, exclusive of taxes, were 49% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.16 compared to $1.66 in 1994. Production taxes were 19% lower than in 1994 despite higher oil prices ($16.30 per barrel compared to $15.89 in 1994).

General and administrative expenses in 1995 were 27% lower when compared to 1994 due to austerity measures. Interest expense in 1995 was 24% higher due to higher interest rates. Depreciation, depletion and amortization costs were 18% lower in 1995 despite 21% lower production volumes. The average depletion rate in 1995 was $5.55 per BOE v. $4.98 in 1994.

FIRST HALF OF 1995 COMPARED TO FIRST HALF OF 1994. When compared to a year earlier, oil and gas sales were 28% lower due to 21% lower daily production volumes (783 BOE v. 995.) and 8% lower prices ($12.93 per BOE v. $14.05). Production expenses, exclusive of taxes were 38% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.18 compared to $1.49 in 1994. Production taxes in 1995 were 21% lower than in 1994 despite higher oil prices ($15.85 per barrel compared to $14.23 in 1994).

General administrative expenses in 1995 were 53% lower when compared to 1994 and 32% lower excluding a $308,000 charge for settlement of litigation during the first quarter of 1994. Interest expense in 1995 was 33% higher due to higher interest rates. Depreciation, depletion and amortization costs were 14% lower in 1995 despite 21% lower production volumes. The average depletion rate in 1995 was $5.55 per BOE v. $5.07 in 1994.

THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994.   When compared to a
year earlier, oil and gas sales were 39% lower due to a 27% decrease in daily production volumes (698 BOE v. 961) and a 15% decrease in average prices ($11.45 per BOE v. $13.54). Production expenses, exclusive of taxes were 51% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.29 compared to $1.91 in 1994. Production taxes were 23% lower than in 1994, reflecting lower oil prices ($15.17 per barrel compared to $15.78 in 1994).

General and administrative expenses in 1995 were 12% higher when compared to 1994 due to costs associated with refinancing efforts. Interest expense in 1995 was unchanged from 1994 levels. Depreciation, depletion and amortization costs were unchanged in l995 despite 27% lower production volumes. The average depletion rate in l995 was $6.50 per BOE v. $4.73 in 1994.

FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994. When compared to a year earlier, oil and gas sales were 31% lower due to 23% lower daily production volumes. (754 BOE v. 984) and 10% lower prices ($12.47 per BOE v. $13.88). Production expenses, exclusive of taxes were 43% lower in 1995 when compared to 1994. Average operating expenses per BOE in 1995 were $1.21 compared to $1.63 in 1994. Production taxes in 1995 were 22% lower than in 1994, reflecting lower volumes despite higher oil prices ($15.63 per barrel compared to $14.75 in 1994).

General and administrative expenses in l995 were 38% lower when compared to l994 and l9% lower excluding a $308,000 charge for settlement of litigation during the first quarter of 1994. Interest expense in 1995 was 19% higher due to higher interest rates. Depreciation, depletion and amortization costs were 10% lower in 1995 despite 23% lower production volumes. The average depletion rate in 1995 was $5.84 per BOE v. $4.96 in 1994.

Fourth Quarter of 1995 Compared to Fourth Quarter of 1994. When compared to a year earlier oil and gas sales were 38% lower due to a 39% reduction in daily production volumes (539 BOE v. 881) offset slightly by a 1% increase for average prices ($12.72 per BOE v. $12.57). Production expenses were 12% lower in l995 than in l994 due primarily to lower production volumes. Operating expenses, exclusive of production taxes, averaged $2.25 per BOE in 1995 compared to $1.10 in 1994, reflecting the loss of some economies of scale.

General and administrative expenses were 14% higher in 1995 than in 1994. Interest expense in 1995 was 7% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 44% lower in 1995 due primarily to lower production volumes in 1995. The depletion rate in 1995 was $7.67 per BOE compared to $8.38 in 1994.

1994 Compared to 1993. When compared to a year earlier oil and gas sales were 30% lower due primarily to a 18% decrease in daily production volumes (958 barrels of oil equivalent natural gas("BOE") v. 1,163) and a 15% decrease in average prices ($I3.58 per BOE v. $15.94). The 1993 production volumes include production from properties which were sold during 1993. Production expenses were 17% lower in 1994 than in 1993 due primarily to lower production taxes, which are directly related to lower oil prices ($14.83 per barrel compared to $17.44 in 1993). Operating expenses, exclusive of production taxes averaged $1.51 per BOE in 1994 compared to $1.28 in 1993, reflecting the loss of some economics of scale.

Included in general and administrative expense for 1994 is $308,000 for settlement of litigation. Had this one time charge not occurred. general and administrative expense for 1994 would have been 6% lower than in 1993. Interest expense in 1994 was higher due to higher interest rates, which were partially offset by a lower amount of interest-bearing debt outstanding.

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


ITEM 7. FINANCIAL STATEMENTS
See Financial Statements of the Company and the Notes and Schedules thereto contained herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information called for by Items 9, 10, 11 and 12 reference is made to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and which is incorporated herein by reference.

Item 13.  Exhibits.  Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:
   (1) Financial Statements. (See Index to the Company's Consolidated Financial Statement on page 11 for financial statements filed with this Report.)

   (2) Financial Statement Schedules. All schedules are omitted as the required information is not applicable, or is not significant, or is included in the Consolidated Financial Statements, or related Notes thereto.

   (3)  Exhibits.
      3.1 Restated Certificate of Incorporation of the Company and Certificate of Amendment as filed March 1, 1990 (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      3.2 By Laws of the Company as amended through March 26, 1992 (filed as
Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      10.2 Amend and Restated Credit Agreement ("Amended and Restated Credit Agreement") dated as of February 1, 1992 among the Company, the banks named there to and Manufacturers Hanover Trust Company, as agent (filed as Exhibit
10.2 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      10.3 First Amendment to the Amended and Restated Credit Agreement dated November 16, 1992 (filed as Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 3l, 1992, and incorporated herein by reference).

      10.4 Second Amendment to the Amended and Restated Credit Agreement dated April 9, 1993 (filed as Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 3l, 1992, and incorporated herein by reference).

      10.5 Third Amendment to the Amended and Restated Credit Agreement dated April 14, 1993 (filed as Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 3l, 1992, and incorporated herein by reference).

      10.6 Fourth Amendment to the Amended and Restated Credit Agreement dated April 14, 1993, (filed as Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 3l, 1993, and incorporated herein by reference).

      10.7 Fifth Amendment to the Amended and Restated Credit Agreement dated August 12, 1994 (filed as Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 3l, 1994, and incorporated herein by reference).

      10.8 Sixth Amendment to the Amended and Restated Credit Agreement dated April 12, 1995 (filed as Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 3l, 1994, and incorporated herein by reference).

      10.9 Seventh Amendment to the Amended and Restated Credit Agreement dated August 11, 1995 (filed herewith).

      11.0  Statement of Re-Computation of Per Share Earnings (filed herewith).

      22.1 Subsidiaries of the Company (filed as Exhibit 22.1 to the Company's Form 10-KSB for the year ended December 3l, 1992, and incorporated herein by reference).

      23.1 Consent of Arthur Andersen LLP (filed herewith).

      23.2 Consent of Forrest A. Garb & Associates, Inc. (filed herewith).

(b)  Reports on Form 8-K:
       None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Metairie, State of Louisiana on April 12, 1996.


                                        	Wichita River Oil Corporation
                                       		By:	/s/ Michael L. McDonald
    	 	                                          Michael L. McDonald
    		                                           Chairman and President


                                  POWER OF ATTORNEY

We, the undersigned, directors and officers of Wichita River Oil Corporation (the "Company"), do hereby severally constitute and appoint Michael L. McDonald and James P. McGinnis and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act f 1934, this report has been signed below by, the following persons on behalf of the registrant and in the capacities and on April 12, 1996.


	By:  /s/ Michael L. McDonald	          	Chairman and President and Director
 	        Michael L. McDonald	          	(Principal Executive Officer)

	By:  /s/ James P. McGinnis             	Controller
 	        James P. McGinnis	             (Principal Accounting Officer)

	By:  /s/ William E. Logan             		Treasurer
	         William E. Logan	             	(Principal Financial Officer)

	By:  /s/ James M. Blane		               Director
	         James M. Blane

	By:  /s/ George H. Burmann	             Director
	         George H. Burmann

	By:  /s/ Richard Mandel               		Director
 	        Richard Mandel

	By:  /s/ Hugo A. Ruiz 		                Director
 	        Hugo A. Ruiz

	By:  /s/ Ronald D. Jeancon             	Director
 	        Ronald D. Jeancon

                  Wichita River Oil Corporation and Subsidiaries
                         Selected Historical Financial Data
                      In Thousands Except for Per Share Data

Years Ended December 31,	       1995        1994	     1993	     1992	    1991
Revenues  		                    3,199      	4,747	    6,767     6,034	   3,851

  Income (loss) cummulative
  effect of accounting change  $(12,023)	  (10,738)      170       100   (2,870)
  Per Share	                   $  (1.51)    (1.60)      0.03      0.01    (0.51)

  Net Income (Loss)       	    $(12,023)   (10,738)   (1,430)      100   (3,902)
  Per Share	                   $  (1.51)    	(1.51)    (0.22)     0.01    (0.69)

Operating Cash Flow *          $  1,361      2,154     4,189     3,564    1,450
   Per Share	                  $   0.17       0.32      0.62      0.55     0.26

Total Assets	                  $ 16,743     	26,763   40,192    43,441   39,762
Total Debt                     $ 22,635     	21,350   21,500    22,000   15,000
Total Liabilities              $ 26,665      24,662   28,375    30,319   26,741
Stockholders' Equity (Deficit) $ (9,922)      2,101   11,817    13,122   13,021
   Per Share	                  $ (1.24)     	  0.26     1.76      2.04     2.02

Year-end number of shares
   outstanding         	          7,974        7,974    6,716   	6,440	   6,433

<F3>
  * Revenues less production expenses and general administrative expenses.

                      	Wichita River Oil Corporation and Subsidiaries
                        	Index to Consolidated Financial Statements

     Report of Independent Public Accountants                           12
       (filed as Exhibit 23.1 herewith)

	    Consolidated Balance Sheets at December 31. 1995 and 1994	         13

     Consolidated Statements of Operations for the years ended
            December 31. 1995, 1994 and 1993                            14

     	Consolidated Statements of Stockholders' Equity, for
            the years ended	December 31, 1995, 1994 and 1993            14

      Consolidated Statements of Cash Flows for the years ended
           	December 31, 1995, 1994 and 1993                            15

      Notes to Consolidated Financial Statements                        16


All schedules are omitted as the required information is not applicable or is not significant or is included in the Consolidated Financial Statements or related Notes thereto.

                   Report of Independent Public Accountants
                       (filed as Exhibit 23.1 herewith)

                   Wichita River Oil Corporation and Subsidiaries
                            Consolidated Balance Sheets

 	                                                     December 31,
                                              1995                    1994
Assets
  Current Assets:
    Cash and cash equivalents               $     28,000	       $    196,000
     Accounts receivable	                        919,000  	          821,000
	                                            ___________         ___________
          Total Current Assets                   947,000           1,017,000

Property and Equipment:
  Oil and gas properties (full cost method)   53,815,000          52,597,000
      Less - Accumulated depletion and
       writedown of oil and gas properties   (38,019,000)        (27,219,000)
                                             ___________         ___________
           Net Property and Equipment         15,796,000	         25,378,000

Other Assets:
  Debt issuance costs, net of amortization        - - 		             368,000
                                              ___________        ____________
            Total Assets	                    $ 16,743,000     	  $ 26,763,000

Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable	                        $  1,323,000	       $    818,000
    Undistributed production receipts           1,954,000	          1,570,000
    Accrued liabilities	                          753,000             743,000
    Accrued interest	                           1,285,000	            181,000
    Current maturities of long-term debt	      21,350,000 	         2,000,000
                                          					___________     	   __________
	           Total Current Liabilities          26,665,000	          5,312,000

  Long-Term Debt                                   - - 	           19,350,000
                                   					       ___________	       ___________
            Total Liabilities                  26,665,000      	   24,662,000

Stockholders' Equity:
  Common stock, voting, $.Ol par value, shares
     authorized 10,000,000, shares outstanding
     7,974,000 and 7,974,000, respectively	        81,000	            81,000
  Additional paid-in capital	                  12,987,000	        12,987,000
  Subscriptions receivable	                      (319,000)  	       (319,000)
  Retained earnings (deficit)                	(22,671,000)       (10,648,000)
                                         						___________	      ____________
	Total Stockholders' Equity	                   (9,922,000) 	       2,101,000
                                               ___________       ____________
             Total Liabilities and
               Stockholders' Equity	           $16,743,000	       $26,763,000

<F4>
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation and Subsidiaries
                        Consolidated Statements of Operations

	Year Ended December 31,	           1995 	            1994	          1993
Revenues:
	Oil and gas sales	                  $3,199,000 	     $4,747,000	     $6,767,000
	Expenses:
	Production expenses	                   732,000        1,028,000 	     1,239,000
	General and administrative	          1,106,000    	   1,565,000       1,339,000
	Interest expense	                    2,216,000   	    1,913,000	      1,662,000
	Depreciation, depletion and
    amortization                      1,952,000	       2,129,000	      2,265,000
	Writedown of oil and gas properties  9,216,000       12,288,000         - -
                                     __________       __________      __________
        Total expenses 	             15,222,000   	   18,923,000	      6,505,000

Income (loss) before income taxes  (12,023,000)     (14,176,000)	       262,000
	Income tax benefit	                    - -            3,438,000	        (92,000)
                                     __________       __________       __________
Net Income (Loss) before
  cumulative effect
 	of accounting change	             (12,023,000)     (10,738,000)        170,000
	Cumulative effect of account change		   - -            - -           (1,600,000)
                                    ___________       __________       __________
	        Net Income (Loss)         $(12,023,000)    $(10,738,000)    $(1,430,000)

Earnings (Loss) Per Share
	Before accounting change          $    (1.51)      $   (1.60)	      $    0.03
	Cumulative effect of accounting
   change	                               - -             - -  	          (0.25)
                           						   ___________      __________      _________
	Net Earnings (Loss)Per Share	      $    (1.51) 	    $   (1.60)      $   (0.22)

	Weighted average number of
   shares outstanding                7,974,000	       6,719,000	       6,478,000

                      Wichita River Oil Corporation and Subsidiaries
                     Consolidated Statements of Stockholders' Equity

	                                                           Additional 	        Stock
                                        Common Stock         Paid-In         Subscriptions      Retained
                                      Shares     Amount	      Capital          Receivable       Earnings
Balance of December 31, 1992
                                    6,440,219  $ 65,000	    $11,537,000     $    - -        	  $1,520,000
  Shares issued in exercise
    of warrants	                      124,000	    1,000	        154,000       (129,000)             - -
  Shares issued to vendor             151,781    	2,000	         99,000           - -               - -
  Fractional shares repurchased         - -        - - 	       	 (2,000)          - -               - -
  Net loss                              - -        - - 		          - - 	          - -          (1,430,000)
                                     _________   ________     __________      _________        ___________
Balance of December 31, 1993        	6,716,000	   68,000	     11,788,000 	    (129,000)	           90,000

  Shares issued in exercise
    of warrants                        	41,000      	400	         51,000	       51,400              - -
  Shares canceled                     	(41,000)    	(400)       	(51,000)	     (51,400)             - -
  Shares issued to vendors
    and others	                      1,258,000   	13,000      	1,200,000   	   (190,000)            - -
  Fractional shares repurchased		       - -         - -          	(1,000)         - -               - -
  Net loss	                             - -	        - -			          - -           - -          (10,738,000)
                                     _________    ________     __________      _________       ____________
Balance on December 31, 1994         7,974,000    	81,000     	12,987,000     	(319,000)	      (10,648,000)

  Net loss	                             - -				      - -            - -             - -        (12,023,000)
                                     _________    _________   ___________     __________      _____________
Balance on December 31, 1995 	       7,974,000	    $81,000	   $12,987,000    	$(319,000)	     $(22,671,000)

<F5>
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    Wichita River Oil Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows


Year Ended December 31,	                           1995	             1994	     	        1993

Cash Flows from Operating Activities:
  Net inome (loss)		                              $(12,023,000)   	$(10,738,000) 	   $(1,430,000)
  Adjustment to reconcile net income (loss) to
     net cash from operating activities:
        Depreciation, depletion and amortization     1,952,000        2,129,000	       2,265,000
        Deferred income taxes	                          - -          (3,438,000)          92,000
        Writedown of oil and gas properties          9,216,000       12,288,000
        Cumulative effect of accounting change	         - -              - -           1,600,000
                                                     _________         ________        _________
	 Operating Cash Flow (Loss) 	                       (855,000)	         241,000	       2,527,000

  Changes in assets and liabilities
    Decrease (increase) in accounts receivable
      and other assets		                              (98,000) 	        (3,000)         1,131,000
     Increase (decrease) in accounts payable
       and other liabilites	                         2,003,000	         897,000        (2,872,000)
                                                    __________       __________       ___________
	Net cash provided by
   operating activites                              $1,050,000       $1,135,000         $786,000

Cash Flows from Investing Activities:
  Capital expenditures		                           $(1,293,000)      $(1,111,000)     $(3,867,000)
  Proceeds from sale of properties	                     75,000		          - -           3,219,000
  Decrease in drilling advances			                       - -              - -            (116,000)
                                                  _____________      ___________      ____________
	Net cash (used in) investing activities          	$(1,218,000)	     $(1,111,000)    	$  (764,000)

Cash Flows from Financing Activities:
  Debt proceeds	                                   $     - -        	$	    - -        $   500,000
  Retirement of debt	        	                           - -           (150,000)	      (1,000,000)
  Debt issuance costs			                                 - -               - -           (141,000)
  Issuance of common stock		                             - -               - -            125,000
                                                    ____________    ____________       ____________
Net cash used in financing activities 	            $    - -         $ (150,000)      	$ (516,000)

Cash and Cash Equivalents:
  At beginning of period	                           $   196,000	     $  322,000	      $   816,000
  Net increase (decrease) during period   	            (168,000)	      (126,000)	        (494,000)
                                                    ____________      __________       ___________
	At end of period	                                  $    28,000      	$ 196,000	       $   322,000

Supplemental Cash Flow Information:
  Cash paid during period for interest	             $ 1,112,000	      $1,584,000	      $1,651,000
  Cash paid during period for income taxes   	      $     --	         $	    - -        $   - -


        Supplemental Schedule of Non-Cash Investing and Financing Activities

During 1994, the Company issued 1,258.000 shares of common stock to creditors and to various third parties, receiving, as consideration, notes and reduction of certain current liabilities.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   WICHITA RIVER OIL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR 1995, 1994 AND 1993

NOTE 1 SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Wichita River Oil Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's wholly owned subsidiaries are Equitable Petroleum and WRO Operating Company. The Company is an oil and gas exploration, development and production company. As a result of a sale in 1993, the composition of the Company's subsidiary group changed. All material intercompany accounts and transactions are eliminated in consolidation.

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

Depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method based on total proved oil and gas reserves. Depreciation of other fixed assets, primarily office equipment, is determined using the straight-line method over their estimated useful lives. Upon abandonment or disposal of depreciable assets, the cost and accumulated allowance for depreciation are eliminated from the accounts and any gain or loss is reflected in results of operations. (See Note 8 for policy regarding impairment.)

INCOME TAXES: Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to use an asset and liability approach to accounting for income taxes. Deferred tax assets or liabilities are measured by applying the provisions of enacted tax laws to differences between the tax basis of assets and liabilities and amounts reported on the Company's balance sheet. A valuation allowance must be established for any portion of a deferred income tax asset, if it is more likely than not that a tax benefit will not be realized.

The Company recognized a non-cash cumulative effect of adopting the new standard, resulting in a charge to income of $1.6 million primarily because SFAS 109 does not permit recognition of statutory depletion from future oil and gas revenues. The adoption of SFAS 109 has been reflected as a cumulative effect of accounting change in the accompanying 1993 consolidated statement of operations.

RECLASSIFICATIONS: Certain prior years' amounts have been reclassified to conform with the 1995 presentation.

EARNINGS (LOSS) PER SHARE: The weighted average number of shares of common stock outstanding during the periods is used to compute earnings (loss) per share. Stock options and warrants are considered common stock equivalents to the extent they have a dilutive effect on earnings (loss) per share.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 COMPANY REORGANIZATION

On June 28, 1993 the core properties of Rio Bravo Oil Company, a then wholly owned subsidiary, were sold to a third party for $3,000,000 with an effective date of transfer of June 1, 1993. On June 30, 1993, the Company sold all the outstanding stock of Rio Bravo Oil Company (acquired in 1991) and Energy Corp. of America (acquired in 1990) to a third party. There was no gain or loss recognized as a result of these sales.

                   Wichita River Oil Corporation and Subsidiaries
         Notes to Consolidated Financial Statements for 1995, 1994, and 1993

NOTE 3 CURRENT MATURITIES OF LONG-TERM DEBT

On February 1, 1992, the Company entered into a long-term credit agreement ("1992 Credit Agreement") with a bank providing a borrowing capacity of $20,000,000, which was immediately drawn. The proceeds were used primarily to retire the $15,000,000 loan under an existing credit agreement and the remainder of a production payable incurred in a 1991 merger.

In April of 1993, the 1992 Credit Agreement was amended and outstanding borrowings were increased to $22.5 million. Outstanding borrowings, which were reduced to $21.5 million in August of 1993, under the loan are secured by a first security interest in the oil and gas properties of the Company.
On December 31, 1993, the outstanding balance of the revolving credit facility converted to a term note. In August of 1994, the credit facility was amended to provide for the following principal reductions: monthly payments of $50,000 per month for three months beginning October 1, 1994, $1,850,000 on January 1, 1995, $2,000.000 each payable July 1, 1995, January 1, 1996, and January 1, 1997 and the balance on January 1, 1998.

In April of 1995, the credit facility as amended to provide for the following principal reductions: $2.0 million payable July 1, 1995, $4.0 million payable April 1, 1996, $2.0 million payable semiannually commencing on July 1, 1996 and the balance on January 1, 1998. The credit facility accrues interest, which is payable monthly, at the original lender's prime rate plus 1.25 percent (10.0% on December 31, 1995). In August of 1995, the credit facility was amended to provide for the following principal reductions: $2.0 million payable October 1, 1995, $4.0 million payable April 1, 1996. $2.0 million payable semiannually commencing on July 1, 1996 and the balance on January
1, 1998. Also, in August of 1995, the credit facility was amended to provide for the payment on October 1, 1995 of interest accrued during the months of June 1995 through August 1995. Payment of interest for September 1995 had been scheduled previously for payment on October 1, 1995.

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accured interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new holder. Subsequently, the note holder and the Company have discussed various debt amendment ideas as well as various recapitalization and/or refinancing alternatives. The discussions and negotiations that have occurred to date have not resulted in formalized conclusions. On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable.

A failure to bring negotiations between the Company and the note holder to a successful conclusion may result in foreclosure efforts by the note holder. Substantially all of the Company's oil and gas properties are pledged as security for the debt. In the event that foreclosure efforts are initiated by the note holder, such efforts may jeopardize the Company's ability to continue operations without availing itself the protection afforded by federal bankrucpty laws.

Under the present circumstances, the Company's balance sheet as of December 31, 1995, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $25.7 million, including $21.3 million of principal and an additional $1.3 million of accured interest.

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligation provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to market conditions for and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

In 1990, 250,000 warrants, each exerciseable to purchase one share of Company common stock for $1.00 per share, were issued to the bank and were exercisable through September 30, 1995. In 1991, the Company reduced the warrant price to $0.01 per share. In connection with the 1992 Credit Agreement, the Company granted an additional 100,000 warrants to the bank at an exercise price equal to $0.01 per share and extended the exercise period for all warrants through February 1997. Additionally, the Company paid an initial commitment fee to the bank in the amount of $400,000.

The 1992 Credit Agreement, as amended, requires that the Company maintain financial covenants related to tangible net worth, current ratio, coverage of fixed charges and capital expenditures, which the Company has not maintained, and to fund extraordinary principal payment from any cash flows in excess of ordinary operating expenses and interest.

                     Wichita River Oil Corporation and Subsidiaries
         Notes to Consolidated Financial Statements for 1995, 1994 and 1993

NOTE 4 COMMON STOCK

During 1994, the Company issued 1,258,000 shares of common stock and stockholders' equity was increased by $1,023,000. Although the stock certificates were delivered subsequent to year-end 1994, the Company considered the share issued and oustanding as of December 31, 1994. Included were 237,729 shares with a market value of $259,000 for settlement of litigation, 250,000 shares to a consultant to the Company for a subscription receivable of $190,000, and the balance of 770,000 shares for reducing the Company's current liabilities by $764,000. The Company had incurred the current liabilities primarily as a result of capital expenditures associated with production enhancement operations.

The Company has options outstanding to purchase 24,000 shares which were granted to certain officers and directors prior to 1990 at prices not less than the quoted market price at the date of grant.

In November 1991, the Board of Directors approved a plan (the "1991 Stock Warrant Plan") to issue warrants to purchase an aggregate of 300,000 shares of the Company's common stock, exercisable through November 14, 1996, commencing May 14, 1992, at an exercise price equal to the quoted market value of the Company's common stock on the date of grant ($1.25 per share). The warrants were granted to directors, officers and employees of the Company.

In October 1993, 124,000 warrants subject to the 1992 Stock Warrant Plan were exercised. Consideration for 103,000 of the exercised warrants was in the form of demand notes receivable, classified as stock subscriptions receivable, as reflected in the accompanying consolidated balance sheets.

During 1994, 55,000 warrants were forfeited by employees due to terminations. The Board of Directors subsequently reallocated all but 8,000 of the forfeited warrants to directors, officers and employees.

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of December 31, 1995.

                                    Number        Price            Number       Price
                                  of Warrants   Per Share        of Options     Per Share
Outstanding December 31, 1992     650,000       $0.01 - 1.25     48,000       $1.56 - 6.25
  Forfeited during 1993             - -              - -         (8,000)          1.56
  Exercised during 1993           (82,500)           1.25          - -            - -
                                  ________      ____________     _______      ____________
Outstanding December 31, 1993     567,500 	    $0.01 - 1.25     40,000      $1.56 - 6.25
  Forfeited during 1994 - net      (8,000)           --           - -          - -
  Exercised during 1994           (41,000)          1.25          - -          - -
                                  ________      _____________   _______      ____________
Outstanding December 31, 1994      518,500       $0.01 - 1.25    40,000      $1.56 - 6.25
  Forfeited during 1995 - net      (12,000)           - -       (16,000)           6.25
 	Exercised during 1995               - -             - -          - -         - -
                                   ________       ____________   _______    _____________
Outstanding December 31, 1995       506,500       $0.01 - 1.25    24,000    $1.56 -  6.25

	  Consisting of:
                            				    350,000	          $0.01		     20,800       $1.56
			                                 156,500            1.25        3,200        6.25

In 1994 two directors forfeited 41,500 warrants of which 41,000 were subsequently allocated to and exercised by two new Company directors.

As of December 31, 1995, a total of 550,500 shares of Company common stock were reserved for issuance (1) under stock option plans (24.000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by, the Company's former bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (156,500 shares). There were 20,000 unissued warrants under the 1991 Stock Warrant Plan as of December 31, 1995.

                   Wichita River Oil Corporation and Subsidiaries
        Notes to Consolidated Financial Statements for 1995. 1994 and 1993

NOTE 5 INCOME TAXES

On December 31, 1995, the Company had approximately $23.4 million of tax net operating loss carry forwards which expire in varying amounts from the years 2000 through 2010. Utilization of the net operating loss carry forwards will be limited in each year for which they are available, pursuant to IRC Section 382, because of Company's ownership changes in 1990. The Company also has available a percentage depletion carryover of approximately $6.0 million. Deferred income taxes result from temporary differences in the recognition of expenses relating primarily to intangible drilling and development costs, which are capitalized for financial reporting purposes and expensed for tax purposes.

As of December 31. 1995 and 1994, the deferred tax assets and liabilities were as follows:

                     	 					                      1995	              	1994
	Deferred Liabilities
	Difference between remaining book and
	tax basis for oil and gas properties	        $ (4,126,000)        $ (7,241,000)

	Deferred Tax Assets
	     Net operating loss carryforward            7,956,000            6,670,000
	     Percentage depletion carryforward        	 2,040,000            2,369,000
						                                           ___________         ___________
			                                              5,870,000 	          1,798,000
	Valuation allowance	                           (5,870,000)      	   (1,798.000)
						                                           ___________         ____________
		Net deferred tax liability	                  $      - -          $      - -


In management's opinion it is more likely than not that the Company will realize the gross deferred tax asset to the extent of the deferred tax liability. The provision (benefit) for income taxes consists of the following:

        Years Ended December 31,        		1995		     1994		        1993
               Current             				$  - -           - -            - -
	              Deferred 			               - -        (3,438,000)     	92,000
				                                   __________    ___________    __________
                                       $   - -      $(3,438,000)    $  92,000

The following summary reconciles taxes at the Federal statutory tax rate to the effective tax rate.

Years Ended December 31,              1995                    1994 	       	           1993
                                Amount     Percent      Amount     Percent       Amount   Percent
Income tax provision
  (benefit) at the
  statutory rate             $(4,088,000)   (34.0) %    $(4,820,000)  (34.0) %  $89,000  34.0 %

Effect of deferred
  tax asset                    4,088,000     34.0         1,798,000     13.0      - -      - -
  valuation

Other	                             - -        - -         (416,000)     (3.0)     3,000    1.0
                              __________      ____        __________     ____ 	   ______   ____
Income tax provision
   (benefit)                 $     - -        - -        $(3,438,000)   (24.0) % $ 92,000  35.0 %


NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company occupies office space under a non-cancelable lease expiring in 1997, which provides for minimum annual rental payments plus certain expenses. Minimum annual rental payments are $24,000 in 1996 and $4,000 in 1997. Rent expense for the three years ended December 31, 1995, 1994 and 1993 was approximately $33.000, $85,000. and $225,000. respectively.

A third party agreed during 1993 to assume $350,000 of the Company's current liabilities in exchange for the Company issuing to the third party 350,000 shares of common stock. The Company has a contingent liability to these creditors should the third party, not fulfill its obligations. The Company believes that any liability resulting from the above will not have a material effect on the Company's consolidated financial position or results of operations.

The Company has not made payments timely and is not current for all oil and gas royalties to the State of Louisiana and to private landowners. As of December 31, 1995, the Company had undistributed production receipts of approximately $2.0 million. Wichita River Oil Corporation and the Company's subsidiary, Equitable Petroleum Corp, are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7 RELATED PARTY TRANSACTIONS

Warrants to purchase 103.000 shares of the Company's common stock were exercised during 1993 by all the directors other than' Mr. McDonald in consideration for demand notes receivable by the Company. Mr. McDonald exercised warrants for 21,000 shares during 1993 for cash. In 1994, two directors forfeited 41,500 warrants of which 41,000 were subsequently allocated to and exercised by two new Company directors.

NOTE 8 OIL AND GAS ACTIVITIES

The Company is an oil and gas producing company operating in the United States. Its activities involve the acquisition of mineral interests and the exploration, development and production of crude oil and natural gas. The large number of purchasers of oil and gas ensure the Company has ready markets for its oil and gas production. Customers who purchased more than 10% of the Company's oil an gas production for the last three years are as follows:

                       	      		1995	  		                                1994		                          	        	   1993
Gateway Oil & Gas, Inc.          32%     Natural Gas Clearinghouse, Inc.  47%    Natural Gas Clearinghouse, Inc.      40%
WRO Trading Company*             27      Texaco Trading & Trans., Inc.    30     Texaco Trading & Trans., Inc.        37
1803 Corporation                 24      Scurlock Permian Corporation     23     Scurlock Permiam Corporation         15
Natural Gas Clearinghouse,Inc.   16                                       -- 				                                      --
                             				___				                                  ___ 	                                       ___
                      				       100 %				                                100 % 			                                    92 %

<F6>
		*  Share common ownership.


Costs incurred in oil and gas property acquisition, exploration and development activities, including drilling arrangement costs, are as follows:

                      				           1995		          1994            1993
Acquisition of Proved Property    $     -- 	       $     --       $  310,000

  Exploration			                  $     --         $     --          459,000

  Development                     $1,293,000       $1,111,000     $3,098,000

Approximately $884,000, $870,000, and $1,770,000 in 1995, 1994 and 1993,
respectively is attributable to employee compensation. professional fees and related costs incurred in connection with oil and gas property acquisition and development efforts. The results of operations for oil and gas producing activities (excluding general and administrative expenses and interest costs) for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                     1995                1994                 1993
Production revenues	                 $ 3,199,000      $	4,747,000       $   6,767,000
	Expenses:
  	Production                            732,000       	1,028,000	         1,239,000
	  Depletion	                          1,584,000	       2,026,000	         2,089,000
	Writedown of oil and gas
	  properties                          9,216,000       12,288,000              - -
	Income taxes (benefit) at federal
             statutory rate	              - -          (3,602,000)         1,169,000
                                     _____________     ___________        __________
	Total expenses	                      11,532,000	      11,740,000	         4,497,000

                                     _____________     ___________        __________
Net results	                        $ (8,333,000)    	$(6,993,000) 	     $2,270,000


                     Wichita River Oil Corporation and Subsidiaries
            Notes to Consolidated Financial Statements for 1995, 1994 and 1993


NOTE 8 OIL AND GAS ACTIVITIES - continued

Under the full cost method of accounting. net oil and gas properties less deferred income taxes are generally not permitted to be carried at an amount in excess of the SEC prescribed "cost ceiling". The cost ceiling is the net of the present value (discounted at 10% per annun) of future net revenues from estimated production of proved reserves less the income tax effects related to difference between the book basis and the tax basis of the properties involved.

As of December 31, 1995. the capitalized cost of the Company's oil and gas properties was less than the cost ceilin established by the Company's proved reserves. However, uncertainty regarding the Company's ability to fund development of its proved undevelop reserves in the near future may limit the cost ceiling to the value of the Company's proved developed reserves. By limiting its property value to the cost ceiling established by proved developed reserves, a writedown of $9.2 for impairment of the Company's stated property value was recorded during the fourth quarter of 1995.

As of December 31, 1994, the capitalized cost of the Company's oil and gas properties exceeded the cost ceiling by $12,288.00, which was charged (as a non-cash writedown of oil and gas properties) to operating expense during the fourth quarter of 1994. Depletion per BOE (barrel of oil and equivalent natural gas) was $6.20, $5.79, and $4.92 for 1995, 1994, and 1993, respectively. Capitalized costs relating to oil and gas producing activities are as follows:


                           					      1995	          1994 	           1993
	Proved properties		               $53,815,000	     $52,597,000	   $51,486,000
	  Subject to amortization
	Unproved properties                   - -              - -              - -
	  Not subject to amortization
                                   ___________      ___________    __________
                                    53,815,000	      52,597,000	   51,486,000

	Less writedown of
	   oil and gas properties	         (9,216,000)  	  (12,288,000)         - -
	Less accumulated depreciation,
	  depletion and amortization	     (28,803,000) 	   (14,931,000)   (12,920,000)
                                   ____________     ____________   ____________
                                   $15,796,000	     $25,378,000    $38,566,000


NOTE 9 UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVES INFORMATION

Approximately half of the Company's oil and gas reserves are undeveloped.
The Company's ability to continue the development of its properties is subject to market conditions for and availability of capital from external sources. Negotiations regarding the Company's senior-secured debt are described in management's discussion and analysis of financial condition and results of operations and in Note 3 to the financial statements. A failure to bring these negotiations between the Company and the Company's note holder to a successful conclusion may result in foreclosure efforts by the note holder.

In the event that foreclosure efforts are initiated by the new note holder, such efforts may jeopardize the Company's ability to continue operations without availing itself the protection afforded by federal bankruptcy laws. The Company's independent auditors, Arthur Andersen LLP, have stated that the Company may not be able to continue as a going concern. Accordingly, there is substantial uncertainty regarding the future development of the Company's undeveloped oil and gas reserves.

Uncertainty regarding the Company's ability to fund the development of its proved undeveloped reserves in the near future (the basis for the property value writedown in 1995) prompts disclosure of the Company's proved reserves, as determined by an independent engineering firm in two ways: total proved reserves (including proved undeveloped reserves) and proved developed reserves.

The determination of oil and gas reserves is complex and highly interpretive. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes, and therefore, an accurate determination of reserves may not be possible for many years because of the time needed for development, drilling, testing and studies of the reservoirs. In addition, it is uncertain if the Company will be able to fund all future development costs from future cash flows of oil and gas reserves. It should be emphasized that such conditions continually change; therefore, such information should not serve as a basis in making any judgment of the potential value of the Company's recoverable reserves or in estimating future results of operations.

                 Wichita River Oil Corporation and Subsidiaries
       Notes to Consolidated Financial Statements for 1995, 1994 and 1993


NOTE 9 UNAUDITIED SUPPLEMENTAL OIL AND GAS RESERVES INFORMATION - continued

The estimated net quantities of proved oil and gas reserves (oil quantities are stated in thousands of barrels and natural gas quantities are stated in millions of cubic feet) for the Company for the year ended December 31, 1995, 1994 and 1993 are as follows:

                                   Proved Reserves

Years Ended December 31,                 1995                     1994                1993
	   	                                Oil       Gas           Oil      Gas       Oil       Gas
  Proved Developed and
    Undeveloped Reserves:

Begininning of the year            2,014     22,423        4,041    38,103      4,069     20,394
 Purchase of minerals in place      - -      - -           - -       - -         -  -      - -
 Sale of reserves in place          - -      - -           - -       - - 	   	   (392)	    (1,724)
 Revisions of previous
    estimates*                     (194)     (1,062)      (1,855)  (14,622) 	     595     	20,593
  Production                       (117) 	    (833)        (172)	   (1,058)	    (231)      (1,160)
                                   _____     ______        _____    ______      ______     ______
End of the year                    1,703     20,528        2,014    22,423       4,041     38,103

<F7>
	*  Revisions reflect changes in previous geological and geophysical
    interpretations	and in certain economic assumptions.

The estimated net quantities of proved developed oil and gas reserves (oil quantities are stated in thousands of barrels and natural gas quantities are stated in millions of cubic feet) for the Company for the years ended December 31, 1995, 1994 and 1993 are as follows:

                               Proved Developed Reserves

Years Ended December 31,	                1995               1994               1993
   			                               Oil      Gas       Oil      Gas       Oil      Gas
  Proved Developed and
    Undeveloped Reserves:

Begininning of the year             1,336      9,195    3,201   17,570     3,430   17,329
 Purchase of minerals in place       - -        - -      - -      - -       - -       - -
 Sale of reserves in place           - -        - -    (1,693)  (7,317)     (392)  (1,724)
 Revisions of previous estimates*    (190)    (1,098)    - -      - -     	  394    3,125
 Production                          (117)	     (833)    (172)  (1,058) 	   (231)  (1,160)

    End of the year                  1,029     7,264     1,336    9,195    3,201    17,570

<F8>
	*  Revisions reflect changes in previous geological and geophysical
    interpretations	and in certain economic assumptions.

                       Wichita River Oil Corporation and Subsidiaries
                Notes to Consolidated Financial Statements 1995, 1994 and 1993

NOTE 9 UNAUDITIED SUPPLEMENTAL OIL AND GAS RESERVES INFORMATION - continued

All the Company's reserves are located in Lousiana. The Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 1995, 1994 and 1993 for the Company's proved reserves are as follows (in thousands except for prices and PV10 per BOE):

                                     		Proved Reserves
	December 31,                	         1995       1994	       1993
	Future production revenues	           $80,707    $70,060  	$139,570
	Future development costs             	(7,059)    	(6,365)	  (11,382)
	Future production costs		            (13,027)   	(14,169)  	(29,616)
	Future income taxes	                 	(6,259)	    (9,524)  	(18,077)
	Future net cash flows	               	54,362     	40,002    	80,495
	Effect of discount @ 10 % per yr.   	(25,913)	   (18,564)  	(37,266)
	Standardized Measure of Discounted
	Future Net Cash Flows		               $28,449	   $21,438   	$43,229
                            		         _______    _______    _______
	Year-end Prices Employed
	Oil (per barrel)	                    	$17.25     	$15.30	    $13.70
	Natural gas (per mcf)		$              $ 2.50      $ 1.75     $ 2.21
	BOE (per barrel)		$                   $15.75	     $12.18    	$13.43

	PV10 per BOE		                        $ 5.55     	$ 3.73    	$ 4.16

The Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 1995, 1994 and 1993 for the Company's proved reserves are as follows (in thousands except for prices and PV10 per BOE):

                              Proved Developed Reserves
	December 31,	                            1995        	1994	        1993
	Future production revenues	             $35,917	     $36,539     $93,818
	Future development costs	                  (917)       	(622)    	(2,748)
	Future production costs	                 (8,543)      (9,816)   	(23,439)
	Future income taxes                         - -         - -     		(9,401)
	                                         _______      _______     _______
	Future net cash flows	                    26,457	     26,101	     58,230

	Effect of discount @10 % per yr.        	(10,661)  	 (10,287)	   (26,559)
                                          ________    ________    ________
	Standardized Measure of Discounted
  	Future Net Cash Flows	                 $15,796     	$15,814	    $31,671
                                          ________     ________    ________
	Year-end Prices Employed
  	Oil (per barrel)                        $17.25	      $15.30	     $13.70
	  Natural gas (per mcf)	                  $ 2.50      	$ 1.75	     $ 2.21
	  BOE (per barrel)	                       $15.77      	$12.18	     $13.43

PV10 per BOE	                             $ 5.53      	$ 3.73	     $ 4.16


The estimate of future income taxes (shown in the table above) is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties. For standardized measure purposes future income taxes are estimated using the year-by-year method. However, for ceiling test purposes future income taxes are estimated using the "short-cut" method.

                  Wichita River Oil Corporation and Subsidiaries
          Note to Consolidated Financial Statements for 1995, 1994 and 1993

NOTE 9 UNAUDITIED SUPPLEMENTAL OIL AND GAS RESERVES INFORMATION - continued

The Company's 1995 and 1994 proved developed and proved undeveloped reserves were determined by an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc. In 1993, the Company's proved developed and undeveloped reserves were determined by an independent engineer as of October 1, 1993 and updated to December 31,1993 by the Company.

A summary of changes in the Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 1995, 1994 and 1993 is as follows (in thousands):

                               		Proved Reserves
                                                        1995        1994    	  1993
Changes in sales prices and production costs	            $9,778	    (4,433)  	 $(9,256)
Changes in estimated future development costs            	6,887      6,936      (5,775)
Net effect of purchases and sales of mineral in place       - -       - -  	    (4,524)
Revisions of previous quantity estimates*               	 (2,506)   (21,979)  	 21,469
Sales of oil and gas, net of production costs and taxes   (2,467)    (3,719)	   (5,528)
Accretion of discount	                                     2,537      5,196      4,953
Other changes, net **                                     (9,333)    (8,585) 	   1,097
  Net changes in future income taxes	                      2,115      5,761 	    1,052
                                                         ______      ________  _______
Total Changes in Standardized Measure of Discounted
  Future Net Cash Flows	                                 $ 7,011     (20,833)	  $3,488

<F9>
* Revisions reflect changes in previous geological and geophysical interpretations and in certain economic assumptions.
** Other changes represent primarily the effect for timing of future production.

A summary of changes in the Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 1995, 1994 and 1993 is as follows (in thousands):

                              Proved Developed Reserves
                                                         1995        1994    1993
Changes in sales prices and production costs	            $4,591     $(2,881) $ (23,969)
Changes in estimated future development costs             5,064	      4,872     4,488
Net effect of purchases and sales of mineral in place       - -        - -      (4,524)
Revisions of previous quantity estimates**              	(2,762)    (17,107) 	  41,518
Sales of oil and gas, net of production costs and taxes  (2,467)     (3,719)	   (5,528)
Accretion of discount	                                    1,581       3,483      4,451
Other changes, net **	                                   (6,025)     (3,662)   (26,115)
Net changes in future income taxes			                       - -      7,108      9,126
                                                          ______   ________   _________
Total Changes in Standardized Measure of Discounted
  Future Net Cash Flows	                                   $(18)   $(11,906)  $   (553)

<F10>
* Revisions reflect changes in previous geological and geophysical interpretations and in certain economic assumptions.
** Other changes represent primarily the effect for timing of future production.