Form 10QSB
period 1996-03-31
WICHITA RIVER OIL CORP/DE/
filed 1996-04-25
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                   March 31, 1996

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

                                      (504)-831-0381
                    (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of The Exchange Act:

          Title of Each Class     		      	Name of Exchange on which Registered
      Common Stock $0.01 par value			                       None

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

As of April 23, 1996, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                      Wichita River Oil Corporation and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                           March 31, 	  December 31,
                           			                 1996 	         1995
	Assets
  	Current Assets:
	  Cash and cash equivalents	                  $ 2,000   	     $ 28,000
	  Accounts receivable	                        608,000  	       919,000
                                            __________        _________
	     Total Current Assets	                    610,000          947,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               54,627,000  	    53,815,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (38,269,000)     (38,019,000)
  	Net Property and Equipment	              16,358,000       15,796,000
                                          ____________      ____________
	     Total Assets	                       $ 16,968,000	     $ 16,743,000

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $1,119,000	       $1,323,000
     	Undistributed production
        receipts                            2,046,000         1,954,000
     	Accrued liabilities	                  1,081,000  	        753,000
	     Accrued interest	                     1,862,000         1,285,000
	     Current maturities of
      long-term debt	                      21,350,000         21,350,000
                                           __________         __________
       	Total Current Liabilities          27,458,000	        26,665,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(319,000)        	(319,000)
   	Retained earnings (deficit)    	      (23,239,000)     	(22,671,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (10,490,000)       (9,922,000)


	   	              Wichita River Oil Corporation and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)
				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained           Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Balance Dec. 31, 1995	  7,974,000  $81,000  $12,987,000   $(319,000)      $(22,671,000)         $(9,222,000)
 Net Loss                   - -	      - -	       - -           - -            (568,000)            (568,000)
                        _________  _______  ___________   _________       ____________          ____________
Balanace March 31, 1996 7,974,000  $81,000  $12,987,000   $(319,000)      $(23,239,000)         $(10,490,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

Three-Months Ended March 31,	                   1996        1995

	Revenues:
	  Oil and gas sales                          $ 958,000   	$ 921,000
	Expenses:
	  Production expenses	                         205,000 	    184,000
  	  General and administrative              	  488,000   	  221,000
	  Interest expense	                           	583,000 	    549,000
	  Depreciation, depletion
     and amortization	                          250,000 	    442,000
                                              _________    _________
          	Total expenses	                    1,526,000    1,396,000
 Income (loss) before income taxes             (568,000)   	(314,000)
   Income tax benefit                     	       - -	       161,000
                                              _________    ________
 Net Income (Loss)                            $(568,000)   $(314,000)

 Earnings (Loss) Per Share	                     $(0.07)     	$(0.04)

 Number of shares outstanding                  7,974,000    7,974,000

                      Wichita River Oil Corporation and Subsidiary
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Three Months Ended March 31,                         1996                 1995
	Cash Flows from Operating Activities:
	  Net income (loss)                          	    $(568,000)         	$(314,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization          250,000             442,000
  	Deferred income tax benefit                         - -              (161,000)
                                                   _________           _________
	    Operating Cash Flow (Loss)	                    (318,000)            (33,000)

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	311,000	            ( 52,000)
	   Increase (decrease) in accounts payable
	     and other liabilities                          792,000             371,000
                                                    ________            ________
  Net cash provided by operating activities         $785,000            $286,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                          $(811,000)          $(374,000)

    Net cash (used in) investing activities   	    $(811,000)	         $(374,000)

	 Cash Flows from Financing Activities:            $   - -             $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $  28,000           $ 196,000
	   Net increase (decrease) during period           	(26,000)            (88,000)
                                                   _________           _________
     At end of period	                             $   2,000	          $ 108,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $ 534,000
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       Wichita River Oil Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for March 31, 1996

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Wichita River Oil Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's wholly owned subsidiary are Equitable Petroleum Corporation and WRO Operating Company. The Company is an oil and gas exploration, development and production company.
As a result a sale in 1993, the composition of the Company's subsidiary group changed. All material intercompany accounts and transactions are eliminated in consolidation.

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

The Company recognized a non-cash cumulative effect of adopting the new standard, resulting in a charge to income of $1.6 million primarily because of SFAS 109 does not permit recognition of statutory depletion from future oil and gas revenues. The adoption of SFAS 109 was reflected as a cumulative effect of accounting change in the Company's 1993 consolidated statement of operations.

Reclassifications: Certain prior years' amounts have been reclassified to conform with the 1996 presentation.

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

                        Wichita River Oil Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for March 31, 1996

Current Maturities of Long-Term Debt

On February 1, 1992, the Company entered into a long-term credit agreement (" 1992 Credit Agreement") with a bank providing a borrowing capacity of $20,000,000, which was immediately drawn. The proceeds were used primarily to retire the $15,000,000 loan under an existing credit agreement and the remainder of a production payable incurred in a 1991 merger.

In April of 1993, the 1992 Credit Agreement was amended and outstanding borrowings were increased to $22.5 million. Outstanding borrowings, which were reduced to $21.5 million in August of 1993, under the loan are secured by a first security interest in the oil and gas properties of the Company. On December 31, 1993, the outstanding balance of the revolving credit facility converted to a term note. In August of 1994, the credit facility was amended to provide for the following principal reductions: monthly payments of $50,000 per month for three months beginning October 1, 1994, $1,850,000 on January 1, 1995, $2,000,000 each payable July 1, 1995, January 1, 1996, and January 1, 1997 and the balance on January 1, 1998.

In April of 1995, the credit facility was amended to provide for the following principal reductions: $2.0 million payable July 1, 1995,$4.0 million payable April 1, 1996,$2.0 million payable semiannually commencing on July 1, 1996 and the balance on January 1, 1998. The credit facility accrues interest, which is payable monthly, at the original lender's prime rate plus 1.25 percent (9.5% on March 31, 1996). In August of 1995, the credit facility was amended to provide for the following principal reductions: $2.0 million payable October 1, 1995, $4.0 million payable April 1, 1996, $2.0 million payable semiannually commencing on July 1, 1996 and the balance on January 1, 1998. Also, in August of 1995, the credit facility was amended to provide for payment on October 1, 1995 of interest accrued during the months of June 1995 through August 1995. Payment of interest for September 1995 had been scheduled previously for payment on October 1, 1995.

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accrued interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new note holder. Subsequently, the note holder and the Company have discussed discussions and negotiations that occurred did not result in formalized conclusions.

On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company.

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to the determination of certain issues in bankruptcy proceedings as well as market conditions for and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

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

                 Wichita River Oil Corporation and Subsidiaries
    Notes to Condensed Consolidated Financial Statements for March 31, 1996

Common Stock - continued

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of March 31, 1996.

	                            Number	       Price	       Number      	Price
	                         of Warrants	   Per Share	   of Options 	 Per Share
Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	    $1.56 - 6.25

  Forfeited during 1994-net  (8,000)        - -          - -            - -
  Exercised during 1994	    (41,000)        1.25         - -            - -
                            _______     ___________    ______       ___________
Outstanding Dec. 31, 1994:  518,500     0.01 - 1.25    40,000       1.56 - 6.25

  Forfeited during 1995-net (12,000)        - -       (16,000)           6.25
  Exercised during 1995        - -          - -          - -             - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1995:   506,500 	  $0.01 - 1.25    24,000     $1.56 - 6.25

  Forfeited during 1996         - -          - -         - -              - -
  Exercised during 1996         - -          - -         - -              - -
                             _______    ____________    ______     ____________
Outstanding March 31, 1996:  506,500    $0.01 - 1.25    24,000     $1.56 - 6.25

   Consisting of:            350,000     $0.01          20,800         $1.56
                             156,500     $1.25           3,200         $6.25

As of March 31, 1996, a total of 550,500 shares of Company common stock were reserved for issuance (1) under stock option plans (24,000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by the Company's bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (156,500 shares). There were 20,000 unissued warrants under the 1991 Stock Warrant Plan as of March 31, 1996.


                           Management's Discussion and Analysis
                     of Financial Condition and Results of Operations

Liquidity and Capital Resources

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accrued interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new note holder. Subsequently, the note holder and the Company have discussed various debt amendments ideas as well as various recapitalization and/or refinancing alternatives. The discussions and negotiations that occurred did not result in formalized conclusions.

On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company.

Under the present circumstances, the Company's balance sheet as of March 31, 1996, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $26.8 million, including $21.3 million of principal and an additional $1.9 million of accrued interest.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources - continued

The Company's independent auditors, Arthur Andersen LLP, did not express an opinion on the Company's financial statements as of December 31, 1995. The auditors requested the note holder to return an ordinary audit debt confirmation. The note holder refused to confirm the debt terms and maturities. The auditors further stated that there is "substantial doubt about the Company's ability to continue as a going concern." Consequently, the auditors stated "we do not express an opinion on the financial statememts..."

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to the determination of certain issues in bankruptcy proceedings as well as market conditions for and availability of external capital. If the Company is unable to develop its properties in the near future, there can be no assurance that the Company will be able to meet its foreseeable financial obligations.

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

Net cash provided by operating activities during the first three months of 1996 was $785,000, including an operating cash loss of $318,000. Comparable figures for 1995 were cash provided by operating activities of $286,000, including an operating cash loss of $33,000. Net cash used in investing activities during the first three months of 1996 was $81 1,000 for capital expenditures compared to net cash used in investing activities in 1995 of $374,000 for capital expenditures. There were no financing activities during the first three months of either 1996 or 1995.

Wichita River Oil Corporation and the Company's subsidiary Equitable Petroleum Corp. are defendants in various lawsuits arising in the ordinary course of business. The Company believes it has meritorious defenses to the lawsuits and will defend against them. Based on its evaluation of such claims, as discussed with its outside legal counsel, Company management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations and that such matters are not material for an investment decision regarding the Company's securities.

Results of Operations

First Quarter of 1996 Compared to First Quarter of 1995. When compared to a year earlier, oil and gas sales were 4% higher due primarily to a 48% increase in average prices ($18.09 per BOE v. $12.26), primarily because natural gas prices during 1996 were higher ($3.08 per mcf compared to $1.61 during 1995). The higher prices were partially offset by a 30% decrease in daily production volumes (582 BOE v. 835). Production expenses, exclusive of production taxes, were 48% higher in 1996 when compared to 1995 were 23% lower than in 1995, despite higher oil prices ($17.61 per barrel compared to $15.45 in 1995), due primarily to lower production volumes.

General and administrative expenses in 1996 were more than double the level in 1995, due primarily to expenses associated with the Company's financial difficulties. Interest expense in 1996 was 6% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 40% lower in 1996 due to lower production volumes.
The average depletion rate in 1996 was $4.72 per BOE v. $5.54 in 1995.

Legal Proceedings

On April 17, 1996, unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company.

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

The Company is involved currently in an action styled John H. Hauberg, et al v. Wichita River Oil Corporation, et al, No. 54,837, 23rd JDC, Ascension Parish, La. in which the royalty owners of a lease that is operated by the Company are seeking approximately $300,000 in unpaid royalties plus penalties and interest and attorney's fees. The Company has acknowledged and accrued the $300,000 liability for unpaid royalties but has denied the claim for penalties, which exceeds $600,000. The Company believes it has meritorious defeses against the claim for penalties, including failure of certain royalty owners to prove their royalty ownership interest.

The Company owns approximately 75% working interest in the lease in question. Other working interest owners and royalty owners who had not been involved directly in the case mentioned above have filed recently claims and crossclaims and counterclaims both with and against the Company for reimbursement for any penalties which may result from this litigation.

Submission of Matters to a Vote of Security Holders
     None.


Exhibits and Reports on Form 8-K
     None.



                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on April 23, 1996.

Wichita River Oil Corporation

By: /s/ Michael L. McDonald                      By:/s/ James P. McGinnis
        Michael L. McDonald                             James P. McGinnis
        Chairman and President                          Controller


April 23, 1996