Form 10QSB
period 1996-06-30
WICHITA RIVER OIL CORP/DE/
filed 1996-08-15
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                   June 30, 1996

                          Commission File Number: 1-10425

                WICHITA RIVER OIL CORPORATION, Debtor-in-Possession
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

As of August 14, 1996, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                     and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                           June 30, 	  December 31,
                           			                 1996 	         1995
	Assets
  	Current Assets:
	  Cash and cash equivalents	                  $32,000   	     $ 28,000
	  Accounts receivable	                        511,000  	       919,000
                                            __________        _________
	     Total Current Assets	                    543,000          947,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               55,135,000  	    53,815,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (38,565,000)     (38,019,000)
  	Net Property and Equipment	              16,570,000       15,796,000
                                          ____________      ____________
	     Total Assets	                       $ 17,113,000     $ 16,743,000
                                           ___________      ___________

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $1,191,000	       $1,323,000
     	Undistributed production
        receipts                            2,022,000         1,954,000
     	Accrued liabilities	                    992,000  	        753,000
	     Accrued interest	                     2,467,000         1,285,000
	     Current maturities of
      long-term debt	                      21,350,000         21,350,000
                                           __________         __________
       	Total Current Liabilities          28,022,000	        26,665,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(319,000)        	(319,000)
   	Retained earnings (deficit)    	      (23,658,000)     	(22,671,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (10,909,000)       (9,922,000)
                                           ___________       __________
         Total Liabilities &
          Stockholders' Equity (Deficit)  $17,113,000       $16,743,000
                                           ___________       __________


  	              Wichita River Oil Corporation, Debtor-in-Possession
                                  and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)

				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained            Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Dec. 31, 1995       	  7,974,000  $81,000  $12,987,000   $(319,000)      $(22,671,000)         $(9,222,000)
 Net Loss                 - -	      - -	       - -           - -            (987,000)             (987,000)
                        _________  _______  ___________   _________       ____________          ____________
Balance June 30, 1996   7,974,000  $81,000  $12,987,000   $(319,000)      $(23,658,000)         $(10,909,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

                                                  First Half               Second Quarter
Periods Ended June 30	                        1996        1995            1996         1995

	Revenues:
	  Oil and gas sales                         $2,062,000  	$1,833,000      $1,104,000    $   912,000
	Expenses:
	  Production expenses	                         607,000 	    365,000         402,000        181,000
  	  General and administrative              	  751,000   	  477,000         263,000        256,000
	  Interest expense	                          1,145,000 	  1,109,000         562,000        560,000
	  Depreciation, depletion
     and amortization	                          546,000 	    848,000         296,000        406,000
                                              _________    _________       __________     __________
          	Total expenses	                    3,049,000    2,799,000       1,523,000      1,403,000
 Income (loss) before income taxes             (987,000)   	(966,000)       (419,000)      (491,000)
   Income tax benefit                     	       - -	       301,000           - -          140,000
                                              _________    ________        __________     __________
 Net Income (Loss)                            $(987,000)   $(665,000)     $ (419,000)    $ (351,000)

 Earnings (Loss) Per Share	                     $(0.12)     	$(0.08)         $(0.05)        $(0.04)

 Number of shares outstanding                  7,974,000    7,974,000       7,974,000      7,974,000

                      Wichita River Oil Corporation, Debtor-in-Possession
                                       and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Six Months Ended June 30,                         1996                 1995
	Cash Flows from Operating Activities:
	  Net income (loss)                          	    $(987,000)         	$(665,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization          546,000             848,000
  	Deferred income tax benefit                         - -              (301,000)
                                                   _________           _________
	    Operating Cash Flow (Loss)	                    (441,000)            (118,000)

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	408,000	            ( 74,000)
	   Increase (decrease) in accounts payable
	     and other liabilities                        1,357,000              683,000
                                                   _________            ________
  Net cash provided by operating activities       $1,324,000           $  419,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                         $(1,320,000)         $ (648,000)

    Net cash (used in) investing activities   	   $(1,320,000)         $ (648,000)

	 Cash Flows from Financing Activities:            $   - -             $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $  28,000           $  196,000
	   Net increase (decrease) during period           	  4,000             (157,000)
                                                   _________           _________
     At end of period	                             $  32,000          $   39,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $1,099,000
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation, Debtor-in-Possession
                                      and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for June 30, 1996

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Wichita River Oil Corporation, Debtor-in-Possession and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's wholly owned subsidiary are Equitable Petroleum Corporation and WRO Operating Company. The Company is an oil and gas exploration, development and production company. As a result a sale in 1993, the composition of the Company's subsidiary group changed. All material intercompany accounts and transactions are eliminated in consolidation.

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

                  Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for June 30, 1996

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

On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order for Relief was entered and Wichita River Oil Corporation became Debtor-in-Possession.

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

            Wichita River Oil Corporation, Debtor-in-Possession
                               and Subsidiaries
    Notes to Condensed Consolidated Financial Statements for June 30, 1996

Common Stock - continued

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of June 30, 1996.

	                            Number	       Price	       Number      	Price
	                         of Warrants	   Per Share	   of Options 	 Per Share
Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	    $1.56 - 6.25

  Forfeited during 1994-net  (8,000)        - -          - -            - -
  Exercised during 1994	    (41,000)        1.25         - -            - -
                            _______     ___________    ______       ___________
Outstanding Dec. 31, 1994:  518,500     0.01 - 1.25    40,000       1.56 - 6.25

  Forfeited during 1995-net (12,000)        - -       (16,000)           6.25
  Exercised during 1995        - -          - -          - -             - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1995:   506,500 	  $0.01 - 1.25    24,000     $1.56 - 6.25

  Forfeited during 1996         - -          - -         - -              - -
  Exercised during 1996         - -          - -         - -              - -
                             _______    ____________    ______     ____________
Outstanding June 30, 1996:   506,500    $0.01 - 1.25    24,000     $1.56 - 6.25


As of June 30, 1996, a total of 550,500 shares of Company common stock were reserved for issuance (1) under stock option plans (24,000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by the Company's bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (156,500 shares). There were 20,000 unissued warrants under the 1991 Stock Warrant Plan as of June 30, 1996.


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

On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order of Relief was entered and Wichita River Oil Corporation became Debtor-in-Possession.

Under the present circumstances, the Company's balance sheet as of June 30, 1996, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $27.5 million, including $21.3 million of principal and an additional $2.5 million of accrued interest.

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

Net cash provided by operating activities during the first six months of 1996 was $1,324,000, including an operating cash loss of $441,000. Comparable figures for 1995 were cash provided by operating activities of $491,000, including an operating cash loss of $118,000. Net cash used in investing activities during the first six months of 1996 was $1,320,000 for capital expenditures compared to net cash used in investing activities in 1995 of $648,000 for capital expenditures. There were no financing activities during the first six months of either 1996 or 1995.

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

                     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

Results of Operations - continued

Second Quarter of 1996 Compares to Second Quarter 1995. When compared to a year earliers, oil and gas sales were 21% higher dur primarily to a 23% increase in average prices ($16.79 per BOE v. $13.68), primarily because natural gas prices during 1996 were higher ($2.54 per mcf compares to $1.93 during 1995). The higher prices were partially offset by a 1% decrease in daily production volumes (723 BOE v. 733). Production expenses, exclusive of production taxes, were four times higher in 1996 than during 1995 due to costs associated with compliance with new environmental laws. Average operating expenses per BOE in 1996 were $4.70 compared to $1.16 in 1995. Production taxes were 10% lower than in 1995, despite higher oil prices ($18.15 per barrel compared to $16.30 in 1995), due primarily to lower production volumes.

General and administrative expenses in 1996 were relatively unchanged from the level experienced during 1995. Interest expense in 1996 was also relatively unchanged. Depreciation, depletion and amortization costs were 27% lower in 1996 due to lower production volumes and lower average depletion rates. The average depletion rate in 1996 was $4.50 per BOE v. $5.56 in 1995.

First Half of 1996 Compares to First Half of 1995. When compared to a year earlier, oil and gas sales were 10% higher due primarily to a 34% increase in average prices ($17.29 per BOE v. $12.93), primarily because natural gas prices during 1996 were higher ($2.82 per mcf compared to $1.76 during 1995). The higher prices were partially offset by an 18% decrease in daily production volumes (644 BOE v. 783). Production expenses, exclusive of production taxes, were 2.5 times higher in 1996 when compared to 1995 due to costs associated with compliance with new environmental laws. Average operating expenses per BOE in 1996 were $3.80 compared to $1.18 in 1995. Production taxes were 16% lower than in 1995, despite higher oil prices ($17.69 per barrel compared to $15.85 in 1995), due primarily to lower production volumes.

General and administrative expenses in 1996 were 57% higher than in 1995, due primarily to expenses associated with the Company's financial difficulties. Interest expense in 1996 was 3% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 36% lower in 1996 due to lower production volumes and to lower average depletion rates. The average depletion rate in 1996 was $4.68 per BOE v. $5.55 in 1995.


Legal Proceedings

On April 17, 1996, unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order of Relief was entered and Wichita River Oil Corporation became Debtor-in-Possession.

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

Submission of Matters to a Vote of Security Holders
     None.


Exhibits and Reports on Form 8-K
     None.



                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on August 14, 1996.

Wichita River Oil Corporation

By: /s/ Michael L. McDonald                      By:/s/ James P. McGinnis
        Michael L. McDonald                             James P. McGinnis
        Chairman and President                          Controller


August 14, 1996