Form 10QSB
period 1996-09-30
WICHITA RIVER OIL CORP/DE/
filed 1996-10-15
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                 September 30, 1996

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

As of October 14, 1996, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                     and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                         September 30,   December 31,
                           			                 1996 	         1995
	Assets
  	Current Assets:
	  Cash and cash equivalents	                 $188,000   	     $ 28,000
	  Accounts receivable	                        556,000  	       919,000
                                            __________        _________
	     Total Current Assets	                    744,000          947,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               55,286,000  	    53,815,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (38,833,000)     (38,019,000)
  	Net Property and Equipment	              16,453,000       15,796,000
                                          ____________      ____________
	     Total Assets	                       $ 17,197,000     $ 16,743,000
                                           ___________      ___________

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $1,196,000	       $1,323,000
     	Undistributed production
        receipts                            2,020,000         1,954,000
     	Accrued liabilities	                    987,000  	        753,000
	     Accrued interest	                     3,088,000         1,285,000
	     Current maturities of
      long-term debt	                      21,350,000         21,350,000
                                           __________         __________
       	Total Current Liabilities          28,641,000	        26,665,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(319,000)        	(319,000)
   	Retained earnings (deficit)    	      (24,193,000)     	(22,671,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (11,444,000)       (9,922,000)
                                           ___________       __________
         Total Liabilities &
          Stockholders' Equity (Deficit)  $17,197,000       $16,743,000
                                           ___________       __________


  	              Wichita River Oil Corporation, Debtor-in-Possession
                                  and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)

				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained            Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Balance Dec. 31, 1995   7,974,000  $81,000  $12,987,000   $(319,000)      $(22,671,000)         $(9,222,000)
 Net Loss                 - -	      - -	       - -           - -           (1,522,000)            (1,522,000)
                        _________  _______  ___________   _________       ____________          ____________
Balance Sept. 30, 1996  7,974,000  $81,000  $12,987,000   $(319,000)      $(24,193,000)         $(11,444,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

                                                First Nine Months              Third Quarter
Periods Ended September 30,                 1996        1995            1996         1995

	Revenues:
	  Oil and gas sales                    $3,044,000  	$2,568,000      $ 982,000     $   735,000

	Expenses:
	  Production expenses	                  1,049,000 	    550,000         442,000        185,000
  	  General and administrative         	  937,000   	  797,000         186,000        320,000
	  Interest expense	                     1,766,000 	  1,659,000         621,000        550,000
	  Depreciation, depletion
     and amortization	                     814,000 	  1,296,000         268,000        448,000
                                         _________    _________       __________     __________
          	Total expenses	               4,566,000    4,302,000       1,517,000      1,503,000

 Income (loss) before income taxes      (1,522,000)  (1,734,000)       (535,000)      (768,000)
   Income tax benefit                	       - -	       520,000           - -          219,000
                                         _________    _________        __________     __________
 Net Income (Loss)                     $(1,522,000)  $(1,214,000)     $ (535,000)    $ (549,000)

 Earnings (Loss) Per Share	                $(0.19)     	$(0.15)         $(0.07)        $(0.07)

 Number of shares outstanding             7,974,000    7,974,000       7,974,000      7,974,000

                      Wichita River Oil Corporation, Debtor-in-Possession
                                       and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Nine Months Ended September 30,                         1996                 1995
	Cash Flows from Operating Activities:
	  Net income (loss)                          	    $(1,522,000)       	$(1,214,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization          814,000             1,296,000
  	Deferred income tax benefit                         - -                (520,000)
                                                   _________           _________
	    Operating Cash Flow (Loss)	                    (708,000)            (438,000)

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	363,000	            (104,000)
	   Increase (decrease) in accounts payable
	     and other liabilities                        1,976,000             1,267,000
                                                   _________            ________
  Net cash provided by operating activities       $1,631,000           $  725,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                         $(1,471,000)         $ (871,000)
                                                  ___________          ___________

    Net cash (used in) investing activities   	   $(1,471,000)         $ (871,000)

	 Cash Flows from Financing Activities:            $   - -             $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $  28,000           $  196,000
	   Net increase (decrease) during period           	160,000             (146,000)
                                                   _________           _________
     At end of period	                             $ 188,000          $   50,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $1,099,000
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation, Debtor-in-Possession
                                      and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for June 30, 1996

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Wichita River Oil Corporation, Debtor-in-Possession and its wholly owned subsidiaries (collectively referred to as the "Company"). The Company's wholly owned subsidiaries are Equitable Petroleum Corporation and WRO Operating Company. The Company is an oil and gas exploration, development and production company. As a result of a sale in 1993, the composition of the Company's subsidiaries groups changed. All material intercompany accounts and transactions are eliminated in consolidation.

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

            Wichita River Oil Corporation, Debtor-in-Possession
                               and Subsidiaries
    Notes to Condensed Consolidated Financial Statements for June 30, 1996

Common Stock - continued

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of September 30, 1996.

	                            Number	       Price	       Number      	Price
	                         of Warrants	   Per Share	   of Options 	 Per Share
Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	    $1.56 - 6.25

  Forfeited during 1994-net  (8,000)        - -          - -            - -
  Exercised during 1994	    (41,000)        1.25         - -            - -
                            _______     ___________    ______       ___________
Outstanding Dec. 31, 1994:  518,500     0.01 - 1.25    40,000       1.56 - 6.25

  Forfeited during 1995-net (12,000)        - -       (16,000)           6.25
  Exercised during 1995        - -          - -          - -             - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1995:   506,500 	  $0.01 - 1.25    24,000     $1.56 - 6.25

  Forfeited during 1996         - -          - -         - -              - -
  Exercised during 1996         - -          - -         - -              - -
                             _______    ____________    ______     ____________
Outstanding Sept. 30, 1996:  506,500    $0.01 - 1.25    24,000     $1.56 - 6.25


As of September 30, 1996, a total of 550,500 shares of Company common stock were reserved for issuance (1) under stock option plans (24,000 shares); (2) pursuant to the 1992 and 1990 Credit Agreements for warrants exercisable by the Company's bank (350,000 shares) and (3) under the 1991 Stock Warrant Plan (156,500 shares). There were 20,000 unissued warrants under the 1991 Stock Warrant Plan as of September 30, 1996.

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

Under the present circumstances, the Company's balance sheet as of September 30, 1996, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $27.9 million, including $21.3 million of principal and an additional $3.1 million of accrued interest.

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

Net cash provided by operating activities during the first nine months of 1996 was $1,631,000, including an operating cash loss of $708,000. Comparable figures for 1995 were cash provided by operating activities of $725,000, including an operating cash loss of $438,000. Net cash used in investing activities during the first nine months of 1996 was $1,471,000 for capital expenditures compared to net cash used in investing activities in 1995 of $871,000 for capital expenditures. There were no financing activities during the first nine months of either 1996 or 1995.

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

                     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

Results of Operations - continued

Second Quarter of 1996 Compared to Second Quarter 1995. When compared to a year earliers, oil and gas sales were 21% higher dur primarily to a 23% increase in average prices ($16.79 per BOE v. $13.68), primarily because natural gas prices during 1996 were higher ($2.54 per mcf compares to $1.93 during 1995). The higher prices were partially offset by a 1% decrease in daily production volumes (723 BOE v. 733). Production expenses, exclusive of production taxes, were four times higher in 1996 than during 1995 due to costs associated with compliance with new environmental laws. Average operating expenses per BOE in 1996 were $4.70 compared to $1.16 in 1995. Production taxes were 10% lower than in 1995, despite higher oil prices ($18.15 per barrel compared to $16.30 in 1995), due primarily to lower production volumes.

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


Third Quarter of 1996 Compared to Third Quarter 1995. When compared to a year earilier, oil and gas sales were 34% higher due primarily to a 44% increase in average prices ($16.49 per BOE v. $11.45), primarily because natural gas prices during 1996 were higher ($2.30 per mcf compared to $1.35 during 1995). The higher prices were partially offset by a 7% decrease in daily production volumes (647 BOE v. 698). Production expenses, exclusive of production taxes, were four times higher in 1996 than during 1995 due to costs associated with compliance of new enviromental laws. Average operating expenses for BOE in 1996 were $5.65 compared to $1.29 in 1995. Production taxes were 3% higher than in 1995 due to 24% higher oil prices ($18.88 per barrel compared to $15.17 in 1995) despite lower production volumes.

General and administrative expenses in 1996 were 42% lower than in 1995 due to austerity changes. Interest expense in 1996 were 13% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amoritzation costs were 40% lower in 1996 due to lower production volumes and lower average depletion rates. The average depletion rate in 1996 was $4.50 per BOE v. $6.50 in 1995.

First Nine Months of 1996 Compared to First Nine Months of 1995. When compared to a year earlier, oil and gas sales were 19% higher due primarily to a 37% increase in average prices ($17.07 per BOE v. $12.47), primarily because natural gas prices during 1996 were higher ($2.64 per mcf compared to $1.64 during 1995). The higher prices were partially offset by a 14% decrease in daily production volumes (651 BOE v. 754). Production expenses, exclusive of production taxes, were 3.1 times higher in 1996 when compared to 1995 due to costs associated with compliance with new environmental laws. Average operating expenses for BOE in 1996 were $4.37 compared to $1.22 in 1995. Production taxes were 10higher oil prices ($18.26 per barrel compared to $15.63 in 1995).

                      Management's Discussion and Analysis
              of Financial Condition and Results of Operations

Results of Operations - continued

General and administrative expenses in 1996 were 18% higher than in 1995, due primarily to expenses associated with the Company's financial difficulties. Interest expense in 1996 was 6% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 37% lower in 1996 due to lower production volumes and to lower average depletion rates. The average depletion rate in 1996 was $4.57 per BOE v. $6.20 in 1995.

Legal Proceedings

On April 17, 1996, unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order of Relief was entered, permitting the Company to continue operations under Chapter 11 as debtor-in-possession.

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

Submission of Matters to a Vote of Security Holders
     None.

Exhibits and Reports on Form 8-K
     None.


                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on October 14, 1996.

Wichita River Oil Corporation

By: /s/ Michael L. McDonald                      By:/s/ James P. McGinnis
        Michael L. McDonald                             James P. McGinnis
        Chairman and President                          Controller


October 14, 1996
                                       9