Form 10QSB
period 1997-03-31
WICHITA RIVER OIL CORP/DE/
filed 1997-05-15
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                 March 31, 1997

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

As of May 14, 1997, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                     and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                         March 31,     March 31,
                           			               1997 	         1996
	Assets
  	Current Assets:
	  Cash and cash equivalents	                 $173,000   	     $ 77,000
	  Accounts receivable	                        671,000  	       473,000
                                            __________        _________
	     Total Current Assets	                    844,000          550,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               55,773,000  	    55,503,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (39,288,000)     (39,035,000)
  	Net Property and Equipment	              16,485,000       16,468,000
                                          ____________      ____________
	     Total Assets	                       $ 17,329,000     $ 17,018,000
                                           ___________      ___________

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $1,080,000	       $1,076,000
     	Undistributed production
        receipts                            2,180,000         2,180,000
     	Accrued liabilities	                  1,008,000  	        984,000
	     Accrued interest	                     4,218,000         3,620,000
	     Current maturities of
      long-term debt	                      21,350,000         21,350,000
                                           __________         __________
       	Total Current Liabilities          29,836,000         29,210,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(216,000)        	(319,000)
   	Retained earnings (deficit)    	      (25,359,000)     	(24,941,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (12,507,000)       (12,192,000)
                                           ___________       __________
         Total Liabilities &
          Stockholders' Equity (Deficit)  $17,329,000       $17,018,000
                                           ___________       __________

  	              Wichita River Oil Corporation, Debtor-in-Possession
                                  and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)

				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained            Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Balance Dec. 31, 1996   7,974,000  $81,000  $12,987,000   $(319,000)      $(24,941,000)         $(12,192,000)
Collection of
Subscription Receivable   - -       - -        - -          103,000           - -                    103,000
 Net Loss                 - -	      - -	       - -           - -           (   418,000)          (   418,000)
                        _________  _______  ___________   _________       ____________          ____________
Balance March 31, 1997  7,974,000  $81,000  $12,987,000   $(216,000)      $(25,359,000)         $(12,507,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

Three Months Ended March 31,         1997                    1996

	Revenues:
	  Oil and gas sales                    $1,021,000  	         $   958,000

	Expenses:
	  Production expenses	                    391,000 	              205,000
  	  General and administrative         	  195,000                488,000
	  Interest expense	                       600,000 	              583,000
	  Depreciation, depletion
     and amortization	                     253,000                250,000
                                        __________             ___________
          	Total expenses	               1,439,000              1,526,000

 Income (loss) before income taxes      (  418,000)             ( 568,000)
   Income tax benefit                	      - -                     - -
                                        ___________             ____________
 Net Income (Loss)                     $(  418,000)             $( 568,000)

 Earnings (Loss) Per Share	                $(0.05)     	           $(0.07)

 Number of shares outstanding             7,974,000               7,974,000

                      Wichita River Oil Corporation, Debtor-in-Possession
                                       and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Three Months Ended March 31,                       1997                 1996
	Cash Flows from Operating Activities:
	  Net income (loss)                          	    $(418,000)       	$(568,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization           253,000          250,000
                                                     _________         _________
	    Operating cash flow (Loss) before               (165,000)        (318,000)
       non-cash charges

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	(198,000)	        311,000
	   Increase (decrease) in accounts payable
	     and other liabilities                           626,000          792,000
                                                     _________         ________
  Net cash provided by operating activities         $ 263,000        $ 785,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                           $(270,000)       $(811,000)
                                                    ___________      ___________
    Net cash (used in) investing activities   	     $(270,000)       $(811,000)

	 Cash Flows from Financing Activities:            $  103,000        $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $   77,000        $  28,000
	   Net increase (decrease) during period           	  96,000         ( 26,000)
                                                   _________          _________
     At end of period	                             $  173,000         $  2,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $    - -
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation, Debtor-in-Possession
                                      and Subsidiaries
        Notes to Condensed Consolidated Financial Statements for March 31, 1997

Summary of Significant Accounting Policies

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Wichita River Oil Corporation, Debtor-in-Possession and its wholly owned subsidiaries (collectively referred to as the "Company").
The Company's wholly owned subsidiaries are Equitable Petroleum Corporation and WRO Operating Company. The Company is an oil and gas exploration, development and production company. All material intercompany accounts and transactions are eliminated in consolidation.

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

Reclassifications: Certain prior years' amounts have been reclassified to conform with the 1997 presentation.

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

                  Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
    Notes to Condensed Consolidated Financial Statements for March 31, 1997

Current Maturities of Long-Term Debt

On February 1, 1992, the Company entered into a long-term credit agreement ("1992 Credit Agreement") with a bank providing a borrowing capacity of $20,000,000, which was immediately drawn. The proceeds were used primarily to retire the $15,000,000 loan under an existing credit agreement and the remainder of a production payable incurred in a 1991 merger.

Outstanding borrowings, which were increased and then subsequently reduced to $21.5 million in August of 1993, under the loan are secured by a first security interest in the oil and gas properties of the Company. On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accured interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay to $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new note holder. Subsequently, the note holder and the Company discussed various debt amendment ideas as well as various recapitalization and/or refinancing alternatives. On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order for Relief was entered and Wichita River Oil Corporation became Debtor-in-Possession.

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to the determination of certain issues in bankruptcy proceedings.

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

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of March 31, 1997.

	                            Number	       Price	       Number      	Price
	                         of Warrants	   Per Share	   of Options 	 Per Share
Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	    $1.56 - 6.25

Forfeited during 1994-net    (8,000)        - -          - -            - -
Exercised during 1994	      (41,000)        1.25         - -            - -
                            _______     ___________    ______       ___________
Outstanding Dec. 31, 1994:  518,500     0.01 - 1.25    40,000       1.56 - 6.25

Forfeited during 1995-net   (12,000)        - -       (16,000)           6.25
Exercised during 1995          - -          - -          - -             - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1995:   506,500 	  $0.01 - 1.25    24,000     $1.56 - 6.25

Forfeited during 1996 & 1997 (506,500)  $0.01 - 1.25     - -              - -
Exercised during 1996 & 1997  - -          - -           - -              - -
                             _______    ____________    ______     ____________
Outstanding March 31, 1997:    - -          - -         24,000     $1.56 - 6.25

     Consisting of:                                     20,800          $1.56
                                                         3,200          $6.25

As of March 31, 1997, a total of 24,000 shares of Company common stock were reserved for issuance under stock option plans.

                           Management's Discussion and Analysis
                     of Financial Condition and Results of Operations

Liquidity and Capital Resources

On October 1, 1995, a $2.7 million payment ($2.0 million of principal and $0.7 million of accrued interest) was due on the Company's $21.3 million senior-secured debt. The Company was unable to pay the $2.7 million, and the note holder's remedies for nonpayment include acceleration of the loan and initiation of foreclosure proceedings. Immediately prior to October 1, 1995, the Company's original lender transferred the debt to a new note holder. Subsequently, the note holder and the Company discussed various debt amendments ideas as well as various recapitalization and/or refinancing alternatives. On April 11, 1996, the note holder delivered to the Company a notice of default and declared the debt due and payable. On April 17, 1996, alleged unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order of Relief was entered and Wichita River Oil Corporation became Debtor-in-Possession.

The Company's balance sheet as of December 31, 1996, includes the entire amount of senior-secured debt in current liabilities, resulting in deficit working capital of $28.7 million, including $21.3 million of principal and an additional $3.6 million of accured interest.

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

Management believes that anticipated cash flows from operations will be adequate to meet the Company's foreseeable financial obligations provided the Company's properties can be fully developed. The Company's ability to continue the development of its properties during the near future is subject to the determination of certain issues in bankruptcy proceedings.

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

                         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Net cash provided by operating activities during the first quarter of 1997 was $263,000, including an operating cash loss of $165,000. Comparable figures for 1996 were cash provided by operating activities of $785,000, including an operating cash loss of $318,000. Net cash used in investing activities in 1997 was $270,000 for capital expenditures compared to net cash used in investing activities in 1996 of $811,000. Cash flows from financing activities were $103,000 in 1997 from collection of stock subscriptions receivable. There were no financing activities in 1996.

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

Results of Operations

First Quarter of 1997 Compared to First Quarter of 1996. When compared to a year earlier, oil and gas sales were 6% higher due primarily to a 8% increase in average daily production (638 BOE v. 588). Average oil prices per barrel were higher ($19.15 v. $17.61) while average natural gas prices were lower ($2.70 per mcf v. $3.08). Production expenses, exclusive of taxes, were 2.1 times greater in 1997 than in 1996 due to compliance with new environmental regulations associated with water disposal. Lease operating costs per BOE averaged $4.83 in 1997 compared to $2.52 in 1996. Production taxes were 46% higher in 1997 when compared to 1996 ($1.98 per BOE v. $1.36) reflecting the higher oil prices (depicted above) while oil production was 28% higher (345 barrels per day v. 270). Natural gas production volumes were 6% lower in 1996 (1,755 mcf per day v. 1,874 mcf).

General and administrative expenses in 1997 were 60% lower than in 1996, reflecting the Company's continued austerity program. Interest expense in 1997 was 3% higher due to a higher amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were essentially unchanged because increased volumes were offset by a lower depletion rate ($4.40 per BOE v. $4.72).

                     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

Legal Proceedings

On April 17, 1996, unsecured creditors of the Company filed an involuntary petition with the United States Bankruptcy Court in the Eastern District of Louisiana seeking a Chapter 11 reorganization of the Company. On July 15, 1996, an Order of Relief was entered, permitting the Company to continue operations under Chapter 11 as debtor-in-possession. Subsequently, the Company filed suit on March 20, 1997 against Swiss Bank Corporation, Odyssey Partners, L.P. and Nomura Holding America, Inc. in U.S. District Court in the Eastern District of Louisiana seeking $100 million of damages from the defendants for fraud, detrimental reliance, breach of contract and lender liability. The Company also filed suit against other parties in the U.S. Bankruptcy Court during March 1997 seeking approximately $2 million for breach of certain agreements.

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

The Company is a defendant in an action styled John H. Hauberg, et al v. Wichita River Oil Corporation, et al, No. 54,837, 23rd JDC, Ascension Parish, La. in which the royalty owners of a lease that is operated by the Company are seeking approximately $300,000 in unpaid royalties plus penalties and interest and attorney's fees. The Company has acknowledged and accrued the $300,000 liability for unpaid royalties but has denied the claim for penalties, which exceeds $1.2 million. The Company believes it has meritorious defeses against the claim for penalties.

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

Submission of Matters to a Vote of Security Holders
     None.

Exhibits and Reports on Form 8-K
     None.

                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on May 14, 1997.

Wichita River Oil Corporation

By: /s/ Michael L. McDonald                      By:/s/ James P. McGinnis
        Michael L. McDonald                             James P. McGinnis
        Chairman and President                          Controller

May 14, 1997
                                       10