Form 10QSB
period 1996-12-31
WICHITA RIVER OIL CORP/DE/
filed 1997-05-16
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                 December 31, 1996

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

                   Wichita River Oil Corporation, Debtor-in-Possession
                                     and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                         December 31,   December 31,
                           			                 1996 	         1995
	Assets
  	Current Assets:
	  Cash and cash equivalents	                 $ 77,000   	     $ 28,000
	  Accounts receivable	                        473,000  	       919,000
                                            __________        _________
	     Total Current Assets	                    550,000          947,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               55,521,000  	    53,815,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (39,035,000)     (38,019,000)
  	Net Property and Equipment	              16,486,000       15,796,000
                                          ____________      ____________
	     Total Assets	                       $ 17,036,000     $ 16,743,000
                                           ___________      ___________

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $1,076,000	       $1,323,000
     	Undistributed production
        receipts                            2,180,000         1,954,000
     	Accrued liabilities	                    984,000  	        753,000
	     Accrued interest	                     3,620,000         1,285,000
	     Current maturities of
      long-term debt	                      21,350,000         21,350,000
                                           __________         __________
       	Total Current Liabilities          29,210,000         26,665,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(319,000)        	(319,000)
   	Retained earnings (deficit)    	      (24,923,000)     	(22,671,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (12,174,000)       (9,922,000)
                                           ___________       __________
         Total Liabilities &
          Stockholders' Equity (Deficit)  $17,036,000       $16,743,000
                                           ___________       __________


  	              Wichita River Oil Corporation, Debtor-in-Possession
                                  and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)

				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained            Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Balance Dec. 31, 1995   7,974,000  $81,000  $12,987,000   $(319,000)      $(22,671,000)         $(9,922,000)
 Net Loss                 - -	      - -	       - -           - -           (2,252,000)           (2,252,000)
                        _________  _______  ___________   _________       ____________          ____________
Balance Dec. 31, 1996  7,974,000  $81,000  $12,987,000   $(319,000)      $(24,923,000)         $(12,174,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

                                 Year Ended December 31,       Quarter Ended December 31,
                                      1996        1995            1996         1995

	Revenues:
	  Oil and gas sales                    $3,864,000  	$3,199,000      $ 820,000     $   631,000

	Expenses:
	  Production expenses	                  1,572,000 	    732,000         523,000        182,000
  	  General and administrative         	1,090,000   	1,106,000         153,000        309,000
	  Interest expense	                     2,438,000 	  2,216,000         672,000        557,000
	  Depreciation, depletion
     and amortization	                   1,016,000 	  1,952,000         202,000        656,000
   Writedown of oil and gas properties      - -       9,216,000            - -       9,216,000
                                         _________   __________       __________    __________
          	Total expenses	               6,116,000   15,222,000       1,550,000     10,920,000

 Income (loss) before income taxes      (2,252,000) (12,023,000)       (730,000)   (10,289,000)
   Income tax benefit                	       - -	       - -                - -          - -
                                        ___________  ____________     ___________    ____________
 Net Income (Loss)                     $(2,252,000) $(12,023,000)     $ (730,000) $(10,289,000)

 Earnings (Loss) Per Share	                $(0.28)     	$(1.51)         $(0.09)        $(1.29)

 Number of shares outstanding             7,974,000    7,974,000       7,974,000      7,974,000

                      Wichita River Oil Corporation, Debtor-in-Possession
                                       and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Years Ended December 31,                             1996                 1995
	Cash Flows from Operating Activities:
	  Net income (loss)                          	    $(2,252,000)        	$(12,023,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization          1,016,000             1,952,000
  	Writedown of oil and gas properties                  - -                9,216,000
                                                   ___________             _________
	    Operating cash flow (Loss) before             (1,236,000)            (855,000)
       non-cash charges

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	 446,000	            ( 98,000)
	   Increase (decrease) in accounts payable
	     and other liabilities                          2,545,000            2,003,000
                                                     _________            ________
  Net cash provided by operating activities         $1,755,000           $1,050,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                         $(1,706,000)           $(1,293,000)
    Proceeds for sale of equipment                    - -                     75,000
                                                  ___________             ___________

    Net cash (used in) investing activities   	   $(1,706,000)           $(1,218,000)

	 Cash Flows from Financing Activities:            $   - -             $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $  28,000           $  196,000
	   Net increase (decrease) during period           	 49,000             (168,000)
                                                   _________           _________
     At end of period	                             $  77,000          $   28,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $1,112,000
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation, Debtor-in-Possession
                                      and Subsidiaries
     Notes to Condensed Consolidated Financial Statements for December 31, 1996

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

                  Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
    Notes to Condensed Consolidated Financial Statements for December 31, 1996

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

The following table identifies the changes during the past two years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of December 31, 1996.

	                            Number	       Price	       Number      	Price
	                         of Warrants	   Per Share	   of Options 	 Per Share
Outstanding Dec. 31, 1993   567,500    $0.01 - 1.25    40,000 	    $1.56 - 6.25

  Forfeited during 1994-net  (8,000)        - -          - -            - -
  Exercised during 1994	    (41,000)        1.25         - -            - -
                            _______     ___________    ______       ___________
Outstanding Dec. 31, 1994:  518,500     0.01 - 1.25    40,000       1.56 - 6.25

  Forfeited during 1995-net (12,000)        - -       (16,000)           6.25
  Exercised during 1995        - -          - -          - -             - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1995:   506,500 	  $0.01 - 1.25    24,000     $1.56 - 6.25

  Forfeited during 1996     (506,500)   $0.01 - 1.25     - -              - -
  Exercised during 1996         - -          - -         - -              - -
                             _______    ____________    ______     ____________
Outstanding Dec. 31, 1996:      - -          - -        24,000     $1.56 - 6.25

     Consisting of:                                     20,800          $1.56
                                                         3,200          $6.25

As of December 31, 1996, a total of 24,000 shares of Company common stock were reserved for issuance under stock option plans.

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

                         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Net cash provided by operating activities during 1996 was $1,775,000, including an operating cash loss of $1,236,000. Comparable figures for 1995 were cash provided by operating activities of $1,050,000, including an operating cash loss of $855,000. Net cash used in investing activities in 1996 was $1,706,000 for capital expenditures compared to net cash used in investing activities in 1995 of $1,281,000. There were no financing activities during either 1996 or 1995.

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

Results of Operations

First Quarter of 1996 Compared to First Quarter of 1995. When compared to a year earlier, oil and gas sales were 4% higher due primarily to a 48% increase in average prices ($18.09 per BOE v. $12.26), primarily because natural gas prices during 1996 were higher ($3.08 per mcf compared to $1.61 during 1995). The higher prices were partially offset by a 30% decrease in daily production volumes (582 BOE v. 835). Production expenses, exclusive of production taxes, were 48% higher in 1996 when compared to 1995. Average operating expenses per BOE in 1996 were $2.52 compared to $1.20 in 1995. Production taxes were 23% lower than in 1995, despite higher oil prices ($17.61 per barrel compared to $15.45 in 1995), due primarily to lower production volumes.

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

First Nine Months of 1996 Compared to First Nine Months of 1995. When compared to a year earlier, oil and gas sales were 19% higher due primarily to a 37% increase in average prices ($17.07 per BOE v. $12.47), primarily because natural gas prices during 1996 were higher ($2.64 per mcf compared to $1.64 during 1995). The higher prices were partially offset by a 14% decrease in daily production volumes (651 BOE v. 754). Production expenses, exclusive of production taxes, were 3.1 times higher in 1996 when compared to 1995 due to costs associated with compliance with new environmental laws. Average operating expenses for BOE in 1996 were $4.37 compared to $1.22 in 1995. Production taxes were 10% higher oil prices ($18.26 per barrel compared to $15.63 in 1995).

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

Fourth Quarter 1996 Compared to Fourth Quarter 1995. When compared to a year earlier, oil and gas sales were 30% higher due primarily to a 44% increase in average prices ($18.27 per BOE v. $12.72). The average oil price was $21.48 per barrel v. $14.45 and the average gas price was $2.50 per mcf v. $1.87. The increase in prices were partially offset by 10% lower daily production volumes (488 BOE v. 539). Production expenses, exclusive of taxes, were three times greater in 1996 than in 1995 due to compliance with new environmental regulations associated with water disposal. Lease operating costs per BOE averaged $7.46 in 1996 compared to $2.25 in 1995. Production taxes were 45% higher in 1996 when compared to 1995 ($2.27 per BOE v. $1.42) reflecting the higher oil prices (depicted above) while oil production was essentially unchanged (247 barrels per day v. 248). Natural gas production volumes were 17% lower in 1996 (1,449 mcf per day v. 1,745 mcf).

General and administrative expenses in 1996 were 50% lower than in 1995 reflecting the Company's continued austerity program. Interest expense increased 21% due to an increased amount of interest bearing debt outstanding. Depreciation, depletion and amortization costs were 69% lower in 1996 due to lower production volumes and to lower average depletion rates. The depletion rate was reduced by 41% ($4.50 per BOE v. $7.67 in 1995) due to the writedown in the value of the Company's oil and gas property at the end of 1995.

Year 1996 Compared to Year 1995. When compared to a year earlier, oil and gas sales were 21% higher due to a 38% increase in average prices ($17.31 per BOE v. $12.52) reflecting the increased prices received for oil ($18.90 per barrel v. $15.40) and gas ($2.61 per mcf v. $1.68). Average production rates of 1996 were 13% lower than in 1995 (610 BOE per day v. 700). Production expenses, exclusive of taxes, were three times greater in 1996 than in 1995 due to compliance with new environmental regulations associated with water disposal. Lease operating costs per BOE averaged $4.99 in 1996 compared to $1.42 in 1995. Production taxes were essentially unchanged in 1996 when compared to 1995 ($1.65 per BOE v. $1.45) reflecting the higher oil prices (depicted above) while oil production was essentially unchanged (309 barrels per day v. 320). Natural gas production volumes were 17% lower in 1996 (1,804 mcf per day v. 2,283).

General and administrative expenses in 1996 were slightly lower than in 1995. Interest expenses increased 10% in 1996 due to a greater amount of interest bearing debt outstanding. Depreciation, depletion and amortization costs were 48% lower in 1996 due to lower production volumes and lower average depletion rates. The average depletion was less in 1996 than in 1995 due to lower production volumes and to lower average depletion rates. The average depletion was less in 1996 than in 1995 ($4.55 per BOE v. $6.20) due to the writedown in the value of the Company's oil and gas property at the end of 1995.

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