Form 10QSB
period 1997-09-30
WICHITA RIVER OIL CORP/DE/
filed 1997-11-12
CIK 857566

U.S. Securities and Exchange Commission
                              Washington, D. C. 20549

                                   Form 10-QSB
                      Annual Report Under Section 13 or 15(d)
                                       of the
                          Securities Exchange Act of 1934
                           for the quarterly period ended

                                 September 30, 1997

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

As of November 12, 1997, approximately 7,974,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                     and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                         Unaudited
		                                      September 30,    December 31,
                           			               1997 	         1996
	Assets
  	Current Assets:
	  Cash and cash equivalents	                 $  7,000   	     $ 77,000
	  Accounts receivable	                        551,000  	       456,000
                                            __________        _________
	     Total Current Assets	                    558,000          533,000

	Property and Equipment:
  	Oil and gas properties
           (full cost method)               58,173,000  	    55,503,000
  	Less - Accumulated depletion and
	         writedown of oil and gas
          properties	                      (39,983,000)     (39,035,000)
  	Net Property and Equipment	              18,190,000       16,468,000
                                          ____________      ____________
	     Total Assets	                       $ 18,748,000     $ 17,001,000
                                           ___________      ___________

	Liabilities and Stockholders' Equity (Deficit)
   	Current Liabilities:
	     Accounts payable	                    $2,216,000	       $1,076,000
     	Undistributed production
        receipts                            2,163,000         2,180,000
     	Accrued liabilities	                  1,636,000  	        984,000
	     Accrued interest	                     4,943,000         3,620,000
	     Current maturities of
      long-term debt	                      21,333,000         21,333,000
                                           __________         __________
       	Total Current Liabilities          32,291,000         29,193,000

	Stockholders' Equity (Deficit):
	   Common stock, voting, $.01
      par value, shares authorized
      10,000,000, shares outstanding
     	7,974,000 and 7,974,000,
      respectively	                            81,000	           81,000
	   Additional paid-in capital	            12,987,000   	    12,987,000
   	Subscriptions receivable                	(216,000)        	(319,000)
   	Retained earnings (deficit)    	      (26,395,000)     	(24,941,000)
                                           __________        __________
         Total Stockholders' Equity
           (Deficit)                      (13,543,000)       (12,192,000)
                                           ___________       __________
         Total Liabilities &
          Stockholders' Equity (Deficit)  $18,748,000       $17,001,100
                                           ___________       __________

  	              Wichita River Oil Corporation, Debtor-in-Possession
                                  and Subsidiaries
        Condensed Consolidated Statements of Stockholders' Equity (Deficit)

				                                Unaudited
                            			            Additional       Stock
            	            Common Stock        Paid-in	   Subscriptions          Retained            Stockholders'
            	          Shares      Amount    Capital      Receivable      Earnings (Deficit)    Equity (Deficit)
Balance Dec. 31, 1996   7,974,000  $81,000  $12,987,000   $(319,000)      $(24,941,000)         $(12,192,000)
Collection of
Subscription Receivable   - -       - -        - -          103,000           - -                    103,000
 Net Loss                 - -	      - -	       - -           - -           ( 1,454,000)          ( 1,454,000)
                        _________  _______  ___________   _________       ____________          ____________
Balance Sept. 30, 1997  7,974,000  $81,000  $12,987,000   $(216,000)      $(26,395,000)         $(13,543,000)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                     Unaudited

                                   Nine Months                      Third Quarter
Periods Ended September 30,   1997           1996              1997              1996
   	                                                                             <C)
Revenues:
	  Oil and gas sales           $3,436,000      $3,044,000       $1,331,000        $  982,000

	Expenses:
	  Production expenses	         1,373,000 	     1,049,000         499,000            442,000
  	  General and administrative   643,000         937,000         220,000            186,000
	  Interest expense	            1,926,000       1,766,000         726,000            621,000
	  Depreciation, depletion
     and amortization	            948,000         814,000         378,000            268,000
                                __________       _________       _________         _________
          	Total expenses	      4,890,000        4,566,000       1,823,000         1,517,000

 Income(loss)before income taxes(1,454,000)     (1,522,000)       (492,000)         (535,000)
    Income tax benefit              - -              - -             - -                - -
                                 ___________    ____________      __________        __________
 Net Income (Loss)              $(1,454,000)     $(1,522,000)    $( 492,000)        $(535,000)

 Earnings (Loss) Per Share	        $(0.18)          $(0.19)          $(0.06)           $(0.07)

 Number of shares outstanding      7,974,000      7,974,000         7,974,000         7,974,000

                      Wichita River Oil Corporation, Debtor-in-Possession
                                       and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                         Unaudited


Nine Months Ended September 30,                    1997           1996
	Cash Flows from Operating Activities:
	  Net income (loss)                           	 $(1,454,000)    $(1,522,000)
	  Adjustment to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation, depletion and amortization          948,000         814,000
                                                    _________       _________
	    Operating cash flow (Loss) before              (506,000)       (708,000)
       non-cash charges

	 Changes in assets and liabilities
	   Decrease (increase) in accounts receivable
	     and other assets                              	( 95,000)	        363,000
	   Increase (decrease) in accounts payable
	     and other liabilities                         3,098,000        1,976,000
                                                    __________       __________
  Net cash provided by operating activities         $2,497,000      $1,631,000

 	Cash Flows from Investing Activities:
	   Capital expenditures	                           $(2,670,000)    $(1,471,000)
                                                    ___________      ___________
    Net cash (used in) investing activities   	     $(2,670,000)    $(1,471,000)

	 Cash Flows from Financing Activities:            $  103,000        $    - -

  Cash and Cash Equivalents:
    At beginning of period	                        $   77,000        $  28,000
	   Net increase (decrease) during period             (70,000)         160,000
                                                   ___________       _________
     At end of period	                             $    7,000        $ 188,000

 	Supplemental Cash Flow Information:
	   Cash paid during period for interest	          $   - -           	 $    - -
   	Cash paid during period for income taxes       $   - -	            $    - -

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  Wichita River Oil Corporation, Debtor-in-Possession
                                      and Subsidiaries
   Notes to Condensed Consolidated Financial Statements for September 30, 1997

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

                  Wichita River Oil Corporation, Debtor-in-Possession
                                   and Subsidiaries
   Notes to Condensed Consolidated Financial Statements for September 30, 1997

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

The following table identifies the changes during the past three years for the Company's stock purchase warrants and stock options as well as the issued and outstanding warrants and options as of September 30, 1997.

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

As of September 30, 1997, a total of 24,000 shares of Company common stock were reserved for issuance under stock option plans.

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

The Company's independent auditors, Arthur Andersen LLP, did not express an opinion on the Company's financial statements as of December 31, 1995, and no audit was conducted at year-end 1996. In 1995, the auditors requested the note holder to return an ordinary audit debt confirmation. The note holder refused to confirm the debt terms and maturities. The auditors further stated that there is "substantial doubt about the Company's ability to continue as a going concern." Consequently, the auditors stated "we do not express an opinion on the financial statememts..."

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

                         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Net cash provided by operating activities during the first nine months of 1997 was $2,497,000, including an operating cash loss of $490,000. Comparable figures for 1996 were cash provided by operating activities of $1,631,000, including an operating cash loss of $708,000. Net cash used in investing activities during the first nine months of 1997 was $2,670,000 for capital expenditures compared to net cash used in investing activities in 1996 of $1,471,000. Cash flows from financing activities were $103,000 in 1997 from collection of stock subscriptions receivable. There were no financing activities in 1996.

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

Second Quarter of 1997 Compared to Second Quarter of 1996. When compared to a year earlier, oil and gas sales were 2% lower due primarily to 10% lower average prices ($15.03 per BOE v. $16.78) and despite a 10% increase in average daily production (792 BOE per day v. 723). Higher average production volumes were achieved despite a fire at the Company's principal property, the Little Lake Field. The fire, which was an act of arson, occurred on April 29, 1997 and resulted in loss of approximately $458,000 of oil and gas sales during the second quarter of 1997. Average oil prices per barrel were 11% lower ($16.16 v. $18.15) and average natural gas prices were 22% lower ($1.99 per mcf v. $2.54). Production expenses, exclusive of production taxes, were 20% greater in 1997 than in 1996 due to compliance with new environmental regulations associated with water disposal. Lease operating costs per BOE averaged $4.82 in 1997 compared to $4.70 in 1996. Production taxes were 46% higher in 1997 when compared to 1996 ($1.88 per BOE v. $1.41) reflecting the lower oil prices (depicted above) while oil production was 53% higher (580 barrels per day v.
379). Natural gas production volumes were 38% lower than in 1996 (1,275 mcf per day v. 2,063 mcf) due primarily to the fire described above.

General and administrative expenses in 1997 were 13% lower than in 1996, reflecting the Company's continued austerity program. Interest expense in 1997 was 7% higher due to a higher prime rate and an increased amount of interest-bearing debt outstanding. Depreciation, depletion and amortization costs were 7% higher than in 1996 due to increased volumes, which were offset partially by lower depletion rate ($4.40 per BOE v. $4.50).

                     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

First Half of 1997 Compared to First Half of 1996. When compared to a year earlier, oil and gas sales were 2% higher due primarily to an 11% increase in average daily production (715 BOE per day v. 644) and despite 6% lower average
prices ($16.25 per BOE v. $17.29).   Higher average production volumes were
achieved despite a fire at the Company's principal property, the Little Lake Field. Average oil prices per barrel were 2% lower ($17.26 v. $17.69) and average natural gas prices were 15% lower ($2.40 per mcf v. $2.82 mcf). Production expenses, exclusive of production taxes, were 44% greater in 1997 than in 1996 due to compliance with new environmental regulations associated with water disposal. Lease operating costs per BOE averaged $4.83 in 1997 compared to $3.80 in 1996. Production taxes were 51% higher in 1997 when compared to 1996 ($1.92 per BOE v $1.41) reflecting the lower oil prices (depicted above) while oil production was 48% higher (463 barrels per day v.
312). Natural gas production volumes were 24% lower than in 1996 (1,514 mcf per day v. 1,994 mcf) due primarily to the fire described above.

General and administrative expenses in 1997 were 44% lower than in 1996, reflecting the Company's continued austerity program. Interest expense in 1997 was 5% higher due to the Company incurring a higher interest rate on it's interest bearing debt. Depreciation, depletion and amortization costs were 4% higher 1997 due to higher production volumes which were partially offset by lower depletion rates. The average depletion rate in 1997 was $4.40 per BOE v $4.68 in 1996.

Third Quarter of 1997 Compared to Third Quarter 1996. When compared to a year earlier, oil and gas sales were 36% higher reflecting a 45% increase in volumes (935 BOE per day v. 647) partially offset by a 6% decrease in prices ($15.47 per BOE v. $16.49). Average oil prices per barrel were 14% lower ($16.17 v. $18.88) and average natural gas prices were essentially unchanged for the period from year to year. Production expenses, exclusive of production taxes, were 30% lower in 1997 than in 1996 ($3.93 per BOE v. $5.65) due to certain economies of scale indicated by the increased volumes. Production taxes were 5% higher ($1.87 per BOE v. $1.78) due to the higher oil sales. While oil production was 86% higher (633 barrels per day v. 341) natural gas production volumes were unchanged for the period year to year.

General and administrative expenses in 1997 were 18% lower than in 1996, reflecting the Company's continued austerity program. Interest expense in 1997 increased 17% due to the Company accuring interest on it's unsecured debt. Depreciation, depletion and amortization costs were 41% higher than in 1996 due to increased production volumes. The average depletion rate in 1997 was $4.40
v. $4.50 in 1996.

First Nine Months of 1997 Compared to First Nine Months of 1996. When compared to a year earlier, oil and gas sales were 13% higher due to a 21% increase in volumes (789 BOE per day v. 651) which was partially offset by a 7% decrease in prices ($15.94 per BOE v. $17.07). Average oil prices per barrel were 8% lower ($16.82 v. $18.26) and average natural gas prices were 10% lower ($2.37 per mcf v. $2.64). Production expenses, exclusive of production taxes, were 2% higher ($4.47 per BOE v. $4.37). Production taxes were 25% higher ($1.90 per BOE v. $1.52) due to higher oil sales. While oil production was 58% higher (521 barrels per day v. 330) natural gas volumes were 16% lower (1,614 mcf per day
v. 1,923) reflecting the effect of the arson fire in the second quarter which is discussed above.

General and administrative expenses in 1997 were 31% lower than in 1996, reflecting the Company's continued austerity program. Interest expense in 1997 increased 9% due to the Company accuring interest on it's unsecured debt. Depreciation, depletion and amortization costs were 16% higher than in 1996 due to increased production volumes. The average depletion rate in 1997 was $4.40
v. $4.50 in 1996.

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

Submission of Matters to a Vote of Security Holders
     None.

Exhibits and Reports on Form 8-K
     None.

                                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New Orleans, State of Louisiana on November 12, 1997.

Wichita River Oil Corporation, Debtor-in-Possession

By: /s/ Michael L. McDonald                      By:/s/ James P. McGinnis
        Michael L. McDonald                             James P. McGinnis
        Chairman and President                          Controller

November 12, 1997
                                       10